Form 10-Q
period 1996-09-30
VITECH AMERICA INC
filed 1996-12-06
CIK 1021282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 1996


                         Commission File Number 0-21369



                               VITECH AMERICA, INC
             (Exact name of registrant as specified in its charter)


         FLORIDA                                           65 041 9086
(State of incorporation)                              (I.R.S. Employer ID No.)



                            8807 Northwest 23 Street
                            Miami, Florida 33172-2419
               (Address of principal executive offices, zip code)


       Registrant's telephone number, including area code: (305) 477-1161


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

         As of December 2, 1996, there were 10,722,457 shares of the Common Stock of the Company, no par value, outstanding.

                            I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Vitech America, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                  Assets
                                                                  September 30, 1996      December 31, 1995
                                                                  ------------------      ------------------
Current assets
        Cash and cash equivalents                                   $        429,231       $        115,925
        Accounts receivable                                               10,141,483             15,346,651
        Inventories                                                       15,145,438              5,578,974
        Deferred tax assets                                                  102,530                102,530
        Other current assets                                                 385,392                123,801
                                                                  -------------------     ------------------
                    Total current assets                                  26,204,074             21,267,881

Property and equipment, net                                                2,972,008                295,646
Land held for development                                                    586,639                592,000
Other assets                                                                 240,083                105,290
                                                                  -------------------     ------------------
                    Total assets                                     $    30,002,804         $   22,260,817
                                                                  ===================     ==================

                                   Liabilities and Shareholders' Equity

Current liabilities
        Trade accounts payable                                      $      5,452,851        $     7,030,201
        Borrowings under lines-of-credit                                   2,266,960                      -
        Current portion of note payable                                        9,002                      -
        Accrued expenses                                                     208,695                161,948
        Due to shareholder                                                   (41,030)               124,433
        Sales tax payable                                                  1,267,337                      -
        Income tax payable                                                 1,052,622              1,060,391
        Notes payable - related party                                      2,000,000              3,911,917
        Short-term debt                                                    4,692,851              2,566,837
                                                                  -------------------     ------------------
                   Total current liabilities                              16,909,288             14,855,727

Long-term liabilities
        Loans payable                                                        863,209                      -
                                                                  -------------------     ------------------
                   Total long-term liabilities                               863,209                      -
                                                                  -------------------     ------------------

                   Total Liabilities                                      17,772,497             14,855,727

Shareholders' equity
        Common stock, no par value, 30,000,000
           shares authorized, 8,013,648 shares
           issued and outstanding                                            326,870                306,398
        Retained earnings                                                 11,903,437              7,098,692
                                                                  -------------------
                                                                                          ------------------
                   Total shareholders' equity                             12,230,307              7,408,090
                                                                  -------------------     ------------------

                   Total liabilities and shareholders' equity        $    30,002,804         $   22,260,817
                                                                  ===================     ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              Vitech America, Inc.
                        Consolidated Statement of Income
                                   (unaudited)



                                                 Three Months Ended                         Nine Months Ended
                                                 ------------------                         -----------------
                                         September 30,       September 30,          September 30,       September 30,
                                             1996                 1995                  1996                1995
                                         -------------       -------------          -------------       -------------
Net Sales (including $8,066,878
  and $26,398,265 to an affiliate
  in the nine months of 1996 and
  1995, respectively)                     $  17,845,553      $     7,005,348         $  43,925,852       $  27,462,396

Cost of sales                                12,317,392            6,529,549            31,005,728          25,597,166
                                        ----------------    -----------------      ----------------    ----------------
    Gross profit                              5,528,161              475,798            12,920,124           1,865,229

Selling, general and administrative
expenses                                      1,885,902              352,711             4,348,547           1,172,091
                                        ----------------    -----------------      ----------------    ----------------

    Income from operations                    3,642,259              123,087             8,571,576             693,138

Other expenses:
    Discount on sale of receivables             774,778                    -             1,941,120                   -
    Interest Expense                            321,560               41,862               844,165             205,840
    Foreign currency exchange losses            167,413                    -               541,040                   -
                                        ----------------    -----------------      ----------------    ----------------

    Income before taxes                       2,378,508               81,225             5,245,252             487,298

Provision for income taxes                      277,904                1,671               440,506              10,023
                                        ----------------    -----------------      ----------------    ----------------

    Net income                           $    2,100,604     $         79,554        $    4,804,745     $       477,275
                                        ================    =================      ================    ================

Weighted average shares and share
equivalents outstanding                       8,508,606            8,235,255             8,508,606           8,235,255

Net income per share                     $         0.25     $           0.01        $         0.56     $          0.06



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              Vitech America, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                       ------------------
                                                                               September 30,         September 30,
                                                                                   1996                  1995
Cash flows from operating activities:
    Net income                                                               $       4,804,745      $        477,275
    Adjustments to reconcile net income to net cash provided
      operating activities:
        Depreciation                                                                   142,626                14,904
        Changes in assets and liabilities:
            Accounts receivable                                                      5,205,168            (4,184,400)
            Inventories                                                             (9,566,464)              938,698
            Deferred tax asset                                                               -                     -
            Other assets                                                              (173,976)              (20,272)
            Trade accounts payable                                                  (1,577,350)            1,541,646
            Accrued expenses                                                            46,747                28,070
            Due to shareholder                                                        (165,463)              185,889
            Income and other taxes payable                                           1,259,568                10,487
                                                                                                   ------------------
                                                                            -------------------
                      Total adjustments                                             (4,829,144)           (1,484,978)
                                                                            -------------------    ------------------

                      Net cash provided/(used) by operating activities                 (24,399)           (1,007,703)
                                                                            -------------------    ------------------

Cash flows (used) by investing activities:
    Purchase of property and equipment                                              (2,818,988)              (52,034)

Cash flows from financing activities:
    Deferred offering costs                                                           (217,047)                    -
    Net Proceeds under lines of credit and other borrowings                          3,890,171              (796,919)
    Proceed under private placement debentures                                       1,375,014                     -
    Proceed from issuance of common stock                                               20,472                     -
    Proceed from notes payable - related party                                      (1,911,917)            1,777,591
                                                                                                   ------------------
                                                                            -------------------
                      Net cash provided by financing activities                      3,156,693               980,672
                                                                            -------------------    ------------------

                      Net increase in cash and cash equivalents                        313,306               (79,065)

Cash and cash equivalents - beginning of period                                        115,925                45,906
                                                                            -------------------    ------------------

Cash and cash equivalents - end of period                                   $          429,231     $         (33,159)
                                                                            ===================    ==================

Supplemental disclosure of non cash investing activity:
    During the period ended September 30, 1996, the Company's subsidiary received property and assets valued at approximately
      $1,517,258 as settlement of an outstanding accounts receivable


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              Vitech America, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1996


Note 1 - Basis of Presentation

         The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended September 30, 1996 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1995, which are included in the Company's registration statement filed with the Securities and Exchange Commission on Form S-1(Registration #33-11505). Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The financial statements for 1996 include the accounts of the Company and its subsidiary, Bahiatech - Bahia Tecnologia, Ltda. The 1995 financial statements include only the accounts of the Company individually, since the subsidiary was not acquired until the fourth quarter of 1995. All of the Company's sales are concentrated in Brazil, with approximately 30% to one customer and 18% to Vitoria Tecnologia S.A. (an affiliate through common ownership) for the nine months ended September 30, 1996.

Note 2 - Inventories

         Inventories as of September 30, 1996 consisted of the following:

                     Finished goods                           $    2,105,676
                     Components                                    9,783,928
                     Work in process                                 960,858
                     Consigned inventories                         2,294,976
                                                            =================
                             Total inventories                 $  15,145,438
                                                            =================

Note 3 - Note payable - related party

         The Company had the following notes payable to an affiliate of the shareholders' at September 30, 1996:

                   9% promissory note payable, due on demand  $    2,000,000

         In connection with this note, the Company granted the lender the right to convert the note into 5.925% of the outstanding common stock of the Company.

Note 4 - Short-term debt

         Short-term debt consisted of the following at September 30, 1996:

                     12% note payable - Meris Financial Incorporated (see
                         note 10)                                                   $    1,792,973
                     9% senior debenture issued in the Company's August,
                         1996 Private Placement (see note 9)                             1,375,014
                     Bank loans payable (resulting from discounted
                         accounts receivable) bearing an average
                         interest rate of 3% per month                                   1,026,537
                                                                                  -----------------
                               Total                                                $    4,194,524
                                                                                  =================

Note 5 - Lines of credit

         The Company had the following lines-of-credit borrowings with various banks at September 30, 1996:

                     Various bank line-of-credit and other borrowings due banks at interest rates ranging from 3% to 4%
                         per month and expiring through March 1997                  $    2,765,287

Note 6 - Long Term Debt

         On July 25, 1996, the Company entered into a loan agreement for the purchase of a vehicle. The loan has a five year term bearing an annual interest rate of 9.9%. As of September 30, 1996, there was approximately $43,509 in principal amount owed under such loan.

         On August 2, 1996, the Company received a loan commitment from the development bank of the State of Bahia in Brazil of $3.4 million to be used for the development of a new plant and administration center in Ilheus, Brazil. The terms of commitment provide for a six year term loan with interest at 4% above the long-term rate imposed by the Central Bank of Brazil (currently representing 16% per annum). As of September 30, 1996, $828,702 has been drawn on such loan commitment.

Note 7 - Sale of Receivables

         During the period January 1, 1996 through September 30, 1996, the Company's subsidiary sold to an affiliate $17,340,544 of its trade accounts receivable for $14,737,508 and, accordingly, recognized a discount on the sale in the amount of $1,941,120, which is reflected in the accompanying statement of income. At September 30, 1996, the affiliate has collected $5,906,665 of the $17,340,544 of purchased receivables.

Note 8 - Per Share Information

         Per share information is based on the weighted average of common shares outstanding during each period and, the weighted average number of common equivalent shares resulting from the assumed conversion of a $2,000,000 promissory note issued in May of 1995. Such note is payable to an affiliate of the shareholders and is convertible into 5.925% of the outstanding common stock of the Company. Fully diluted earnings per common and common equivalent shares are not presented as such amounts are the same as primary earnings per share.

Note 9 - Private Placement

         On August 30, 1996 the Company completed a private placement offering issuing 27.3 units for $50,750 per unit to eleven accredited investors. Each unit consisted of $50,000 principal amount of 9% senior debentures, 1,000 common stock purchase warrants, and 500 shares, no par value per share, of the Company's common stock. The principal amount of, and the accrued and unpaid interest on, the debentures was payable on the date which was the earlier of (i) fifteen months from the date of the initial closing of the offering and (ii) the date of the closing of a public offering of securities of the Company. Interest on the Debentures accrued at the rate of 9% per annum payable semi-annually on July 31, and January 31, beginning on January 31, 1997. The debentures were not otherwise redeemable prior to maturity. Each warrant entitles the registered holder thereof to acquire from the Company one share of common stock, no par value per share, of the Company at an exercise price per share of $10.00, subject to adjustment as provided therein, for the period commencing on the date of the initial closing and terminating on the third anniversary of such date.

Note 10 - Subsequent events

Repayment of Loan

         On October 30, 1996, the Company repaid in full a $2,000,000 loan, bearing 12% interest per year, to Meris Financial Incorporated. Such repayment was made in accordance with the modification agreement associated with such loan. According to such modification agreement, all conversion rights and options associated with such loan expired upon the repayment of the loan.

         The Company obtained a short-term loan in the amount of approximately $1,720,000, bearing an 18% annual interest rate, from Georges C. St. Laurent, Jr., the father of Georges C. St. Laurent, III and William C. St. Laurent, the Company's Chief Executive Officer and Chief Operating Officer, respectively, to be used to repay the Meris Financial Incorporated loan. On November 7, 1996, the Company used a portion of the proceeds from it's initial public offering to repay such short-term loan.

Public Offering

         On November 7, 1996, the Company completed an initial public offering of securities issuing 2,000,000 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $17,650,000 which will be used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. On November 22, 1996, the underwriter exercised its option to purchase 115,500 shares of an over-allotment option that was issued in connection with this offering. Additionally, in connection with this offering, the underwriter was issued warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $14 per share for a period of four years commencing one year from the commencement date the offering.

Repurchase of Receivables

         On November 15, 1996, the Company's subsidiary, Bahiatech - Bahia Tecnologia Ltda., repurchased $7,681,430 of its trade accounts receivable for $6,895,186 from an affiliate. Such repurchase was the result of the Company exercising its first right of refusal on the sale of such receivables. Such receivables were generated from the Company's 10X consumer financing program and were repurchased at the same discount rate as they were sold for.

Note Conversion

         On November 13, 1996, Georges C. St. Laurent, Jr. exercised his right to convert a $2,000,000 promissory note from the Company into 593,309 shares of the Company's common stock. Such note bore interest of 9% annually and was due to the lender upon demand. The lender had the right to convert the note into 5.925% of the outstanding common stock of the Company at any time.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Overview

         The Vitech America, Inc. (the "Company") is a manufacturer and distributor of computer equipment and related products for markets in Brazil. Based on continuing efforts by management to maximize long-term profit margins and increase penetration into the marketplace directly to end-users, the Company has evolved from a Miami-based distributor dedicated to sales of computer peripheral products for large original equipment manufacturers ("OEM") in 1993 to a vertically integrated manufacturer and integrator of complete computer systems and business network systems selling directly to end-users in 1996. This evolution has left the Company with a diversified customer base widely distributed throughout Brazil. For the nine month period ended September 30, 1996, the Company had over 8,000 customers as compared to one customer during the period ended December 31, 1993. As the Company establishes and maintains relationships with end-users of its products, the Company has developed a clearly defined channel for marketing additional hardware products, such as updated peripheral products, new computers, new network products, as well as services, such as internet access services. The Company markets its products throughout Brazil under the trademarks EasyNet(TM), MultiShow(TM), and Vitech Vision(TM).

         In June 1993, Vitech America, Inc. was incorporated for the purpose of sourcing, purchasing, seeking supplier credit in order to distribute products to its sole customer, Vitoria Tecnologia S.A. ("Vitoria"), an affiliate of the Company through common ownership. A 16,000 square foot warehouse with adjoining offices was leased to receive, inspect, process incoming quality control, consolidate, ship, and administer purchases and accounts payable. In 1993 and 1994, the Company distributed electronic parts and finished peripheral products, such as small capacity hard disk drives of 40 megabyte to 120 megabyte capacity, floppy disk drives, and dot matrix printers, multimedia products, networking products, and other related products. The products were ultimately destined to a few large-and medium-sized Brazilian OEM computer manufacturers and distributors.

         In order to take advantage of the large margins available with in-country distribution of computer products in Brazil, on March 7, 1995, Bahiatech - Bahia Tecnologia, Ltda. ("Bahia") was organized as a wholly-owned subsidiary of the Company to act as the Company's manufacturing and distribution entity in Brazil. The creation of Bahia marked the transformation of the Company from a low-margin U.S.-based distributor to a high-margin vertically integrated manufacturer using the model of other direct distribution computer companies. Simultaneously with the development and expansion of Bahia's operation and independent of Vitoria, the Company shifted its focus and dependence away from Vitoria, a company principally engaged in sales to OEM's and resellers. Similarly, the Company's customer base shifted to a diversified group of end users. The Company did not in any material respect assume the prior activity of Vitoria. In 1996, management of Vitoria disclosed to the Company that based on lack of competitive tax and fiscal incentives in the State of Espirito Santo, Vitoria ceased all manufacturing and selling operations. Since that time, Vitoria has paid all outstanding amounts owed to the Company.

         Management negotiated directly with the Governor of the State of Bahia to create a High Technology Park in Ilheus, Bahia, approximately 1,200 kilometers north of Rio de Janeiro on the Brazilian coast. To create incentives to attract high technology companies, the state government declared a total exemption from ICMS, the State of Bahia value added tax, for those companies residing in the technology park. Bahia was the pilot project and first company to receive this incentive. Additionally, since the State of Bahia lies within the Northeast Regional Development Area (SUDENE), the new facilities were eligible for, and received, an exemption from corporate income tax. Ilheus has its own deep water port and is close to the major markets in Brazil. In September 1995, the Company commenced leasing a 160,000 square foot factory at such location.

         In 1995, with the creation of Bahia and its manufacturing facilities, the Company introduced its own brand of computers and also began to sell integrated business network solutions through its own reseller network. In 1996, the Company launched its "10X Promotion" of the Vitech Vision(TM) brand PCs direct to end-users, paying a commission to the reseller, but ultimately retaining the client for itself. The strategy of attaining the end- user adds to the long-term viability of the distribution network created by the Company to bring new technology products to market in the future. Those potential products include hardware upgrades, software, internet access services, data network services, and integrated business systems. In addition to its branded computer, Vitech also sells the MultiShow(TM) brand of Brazilian Portuguese multimedia kits and the EasyNet(TM) brand of networking kits.

         The evolution of the Company from a Miami-based distributor to a vertically integrated manufacturer and integrator of complete computer systems has resulted in the current business model which management believes will maximize the long-term profit margin of the Company. This business model consists of a U.S. operation, Vitech America, Inc., which serves as the sole distributor to its subsidiary, Bahia. Vitech America, Inc. purchases components worldwide for consolidation and processing at its Miami operation to be sold and shipped to Bahia. Bahia serves as the Company's manufacturing and sales operation in Brazil. Because of the tax-exempt status that Bahia has attained, Vitech America, Inc. sells the components to Bahia at a gross margin of approximately 9%. This has resulted in substantially all of the consolidated earnings of the Company being attributable to Bahia. For the foreseeable future, the Company will continue with this model in order to maximize the earnings in Brazil which will be reinvested in Bahia for the continued growth of the Company's Brazilian operations.

         Although the Company's financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles, the Company's transactions are consummated in both the Brazilian Real and the U.S. dollar. Inflation and devaluation have had, and may continue to have, an effect on the Company's results of operations and financial condition. Although the Company has used Brazilian Real futures and options contracts, during 1996, in an effort to hedge against currency risks, its highest coverage at any one time has only met 20% of its exposure consisting of accounts receivable denominated in Reals, net of accounts payable and other current liabilities denominated in Reals. The Company plans to continue to use hedging activities to offset currency risks as appropriate.

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated revenues:

                                                  Three Months Ended                      Nine Months Ended
                                            September 30,     September 30,        September 30,    September 30,
                                                 1996             1995                 1996              1995
                                           ----------------- ----------------     ---------------- -----------------

Sales                                            100%             100%                 100%              100%
Cost of sales                                    69.0             93.2                 70.6              93.2
Gross profit                                     31.0              6.8                 29.4              6.8
Selling, general and administrative
    expenses                                     10.6              5.0                  9.9              4.3
Income from operations                           20.4              1.8                 19.5              2.5
Interest and financing expense                   6.1               0.6                  6.3              0.8
Net Income                                       11.8              1.1                 10.9              1.7

         Sales increased by $10,840,205, or approximately 154.7% to $17,845,553 for the third quarter of 1996 as compared to $7,005,348 for the third quarter of 1995. For the nine months ended September 30, 1996, sales increased by $16,463,456, or approximately 60%, to $43,925,852 as compared to $27,462,396 for the nine months ended September 30, 1995. Such increase in sales was primarily attributable to increased demand by the Company's customers, the broadening of the Company's customer base, and the further establishment of the Company's brands in the Brazilian marketplace. During the nine months ended September 30, 1996, the Company had sales to over 8,000 different customers as compared to less than 20 different customers during the nine months ended September 30, 1995.

         Cost of sales during the third quarter of 1996 were $12,317,392, representing 69% of the sales during the period, as compared to $6,529,549 for the third quarter of 1995, representing 93.2% of sales for the period. Cost of sales during the nine months ended September 30, 1996 were $31,005,728, representing 70.6% of the sales during the period, as compared to $25,597,166 for the nine months ended September 30, 1995, representing 93.2% of sales for the period. The decrease in cost of sales as a percentage of sales during the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995, was attributable to the Company's continuing business strategy of the transformation from being solely a Miami-based distributor to being a vertically integrated manufacturing and distribution company attaining a broad spectrum of clients throughout Brazil. As a result of this transformation, the Company has been able to achieve higher margins through vertical integration. The decrease was also attributable to the Company's migration from peripheral products and related products to a full line of branded computer systems and network solutions with greater aggregated value and greater control over pricing to the customer.

         Selling, general, and administrative expenses increased by $1,533,190, or approximately 434.7% to $1,885,902 for the third quarter of 1996 as compared to $352,711 for the third quarter of 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses increased by $3,176,456, or approximately 271%, to $4,348,547 as compared to $1,172,091 for the nine months ended September 30, 1995. Such increase was primarily related to the increased costs associated with the creation of Bahia and its manufacturing facility being brought on line as well as the increased selling activity in Brazil associated with marketing directly to end-users. Selling, general, and administrative expense as a percentage of sales was 9.9% for the nine months ended September 30, 1996, compared to 4.3% for the nine months ended September 30, 1995. This increase in the selling, general, and administrative expense as a percentage of sales was primarily attributable to the creation of Bahia as well as the broadening of the Company's customer base.

         Income from operations increased by $3,519,172 to $3,642,259 for the third quarter 1996 as compared to $123,087 for the third quarter of 1995. For the nine months ended September 30, 1996, income from operations increased by $7,878,438 to $8,571,576 as compared to $693,138 for the nine months ended September 30, 1995. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 19.5% for the nine months ended September 30, 1996 from 2.5% for the nine months ended September 30, 1995. This increase was primarily attributable to the aforementioned decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense increased by $1,054,476, or approximately 2,519%, to $1,096,338 for the third quarter of 1996 as compared to $41,862 for the third quarter of 1995. For the nine months ended September 30, 1996, interest and financing expense increased by $2,579,446, or approximately 1,253%, to $2,785,285 as compared to $205,840 for the nine months ended September 30, 1995. This increase was primarily attributable to the Company's increased use of debt financing to support its working capital needs and to support its sales to end-users. Specifically, $1,941,120 of the increase for the nine months ended September 30, 1996 was attributable to the Company's sale of accounts receivable to an affiliate of the Company in connection with the Company's 10X consumer financing program which was introduced in early 1996. The $1,941,120 represented the discount on the consumer debt portfolios which had a face value of approximately $17,340,000. See Note 7 to the Company's Financial Statements dated September 30, 1996.

         Net income increased by $2,021,050, or approximately 2,540%, to $2,100,604 for the third quarter of 1996 as compared to $79,554 for the third quarter of 1995. For the nine months ended September 30, 1996, net income increased by $4,327,469, or approximately 907%, to $4,804,745 as compared to $477,275 for the nine months ended September 30, 1995. The increase in net income was primarily attributable to the aforementioned increase in income from operations more than offsetting the increase in interest and financing expense. Net income as a percentage of sales increased to 10.9% for the nine months ended September 30, 1996 from 1.7% for the nine months ended September 30, 1995. This increase was primarily attributable to the aforementioned decrease in the cost of sales as a percentage of sales more than offsetting the increases in selling, general, and administrative expenses as a percentage of sales.

         During the nine month period ended September 30, 1996, the Company experienced a foreign currency exchange loss of $541,040 from the settlement of certain receivables and payables denominated in the Real and the translation of financial statements from the Brazilian Real to the U.S. Dollar. At September 30, 1996, the Company had a net exposure to currency fluctuations of approximately $3,835,443. Additionally, at September 30, 1996, the Company had $11,433,879 of exposure to currency rate fluctuations as a result of the Company's sale of receivables to a related party.

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has historically satisfied its working capital requirements principally through cash flow from operations and debt financing.

         At September 30, 1996, the Company had a working capital surplus of $9,294,786 compared to $6,412,154 at December 31, 1995. This increase in working capital was primarily attributable to the increased levels of inventory which more than offset the increases in short-term borrowings, and decreases in accounts receivable.

         Net cash used by operating activities for the nine months ended September 30, 1996 was $24,399. During the nine months ended September 30, 1995, the Company used $1,007,703 of cash in operating activities. The decrease in cash used was primarily attributable to the decrease in accounts receivable and increase in net income and income and other taxes payable which more than offset increases in inventory.

         Net cash used in investing activities was $2,818,988 for the nine months ended September 30, 1996, as compared to $52,034 for the nine months ended September 30, 1995. Such increase was primarily attributable to capital expenditures relating to the purchase of furniture and fixtures, computer equipment, and warehouse equipment. Approximately $1,500,000 of the increase was attributable to non cash investing activities where the Company received property and assets as settlement of an outstanding accounts receivable. Net cash provided from financing activities was $3,156,693 for the nine months ended September 30, 1996, as compared to $980,672 in net cash provided from financing activities for the nine months ended September 30, 1995. The increase in net cash provided from financing activities was primarily attributable to the increase in lines-of-credit and other short-term borrowings which more than offset the reduction in notes payable to related party.

         During the nine month period ended September 30, 1996, the Company received property and assets valued at $1,517,258 as settlement of an outstanding accounts receivable. Such property consisted of two parcels of real property located in Brazil. The first parcel was a warehouse located in Sao Paulo, Brazil valued at approximately $200,000 and the other parcel is a condominium in Guarapari, Brazil valued at approximately $217,000. The asset was an airplane valued at approximately $1,100,000. The Company is presently evaluating the potential sale of the properties based on market conditions. The value of the properties was based upon a certified appraisal of the properties which approximated the face value of the related receivables. The value of the airplane was based on the estimated fair market value of the asset which approximated the face value of the related receivable. The airplane is currently being used for corporate travel purposes within Brazil. The transactions were recorded on the financial statements as a payment on account.

         On August 30, 1996, the Company completed a private placement issuing
27.3 units to 11 accredited investors for $50,750 per unit. Each unit consisted of a $50,000 principal amount of 9% senior debentures, 1,000 common stock purchase warrants with an exercise price per share of $10, and 500 shares of Common Stock. The debentures mature on the date which is the earlier of (i) fifteen months from the date of the closing of the August 1996 Private Placement and (ii) the date of the closing of a public offering of securities of the Company. The $1,299,635 in net proceeds of the August 1996 Private Placement are being used for general corporate and working capital purposes. On November 7, 1996, the Company completed an initial public offering of its securities and, accordingly, used approximately $1,365,000 of the net proceeds to repay the principal amount of, and accrued and unpaid interest on the senior debentures issued in such private placement.

         The Company has an overdraft facility of $200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. As of September 30, 1996, there were no funds drawn on the overdraft facility.

         On June 28, 1996, the Company secured a line of credit in the amount of $1 million with Deutsch-Sudamerikanische Bank expiring June 30, 1997 to support letter of credits which the Company may issue to secure purchase obligations. As of September 30, 1996 there were no funds drawn on such line of credit. Such lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of all personal property owned by the Company.

         The Company had borrowings under lines of credit for placing product at its distributors and resellers and for general working capital purposes in the amount of $2,765,287 as of September 30, 1996. The rates of interest on these lines varies by contract and client and averages from 3% to 4% per month.

         The Company had open invoices receivable from its clients factored at various banks in the amount of $1,026,537 at September 30, 1996. The Company bears full recourse of these receivables. The rates of interest on these receivables varies by contract and client and averages 3% per month.

         The Company borrowed $2,000,000 at 9% interest per year from Georges C. St. Laurent, Jr., a related party, on May 26, 1995. On November 15, 1996, this note was converted, at the lender's request and in accordance with its terms, into 593,309 shares of the common stock of the Company. At December 31, 1995 the Company also had a note in the amount of $1,911,917 bearing 6% interest per year payable to Georges C. St. Laurent, Jr. As of September 30, 1996, such note was repaid in full.

         The Company has allocated approximately $2,150,000 from the proceeds of its initial public offering to increase manufacturing facilities. The proceeds will be used principally to equip the Company's manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company has secured a $3.4 million loan to fund the development of such facility. The terms of commitment provide for a six year term loan with interest payable at 4% above the long-term rate imposed by the Central Bank of Brazil (currently 16% per annum). The payment of interest is delayed for the first year and is thereafter payable quarterly. Payments of principal shall be made at maturity. The loan will be secured by the real property and building in Ilheus, Brazil. As of September 30, 1996, approximately $830,000 had been borrowed under such loan commitment.

         The Company owns an underdeveloped parcel of land near Ilheus, Brazil held for investment. The Company has no present intention to develop such land.

         Other than as stated above, the Company does not plan to make any significant capital expenditures during the next fiscal year.

         The Company borrowed $2,000,000 at 12% per year interest from Meris on October 28, 1995. The Company repaid this loan in full on October 30, 1996 with the proceeds from a short-term loan, bearing an 18% annual interest rate, obtained from Georges C. St. Laurent, Jr. Approximately $1,800,000 of the net proceeds from the Company's initial public offering were used to repay such short-term loan.

         On November 7, 1996, the Company completed an initial public offering of securities issuing 2,000,000 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $17,650,000 which will be used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. On November 22, 1996, the underwriter exercised its option to purchase 115,500 shares of an over-allotment option that was issued in connection with this offering. Additionally, in connection with this offering, the underwriter was issued warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $14 per share for a period of four years commencing one year from the commencement date the offering.

         The Company has had success in creating good relations with suppliers which are interested in entering into the Brazilian market. The Company has provided an opportunity to enter the Brazilian technology sales channel to these suppliers who have willingly offered favorable terms to the Company. The increase in supplier credit has allowed the Company to diversify its product line as well as increase sales. Average days outstanding on accounts payable balances to suppliers was in excess of 50 days when compared to industry averages of 30 days or less. The Company has continued to develop these key strategic relationships as a means to fortify its product offering and support growth without incurring additional interest-bearing debt.

         The Company has a three year employment agreement with its President and with its Chief Executive Officer. Under the terms of the agreements each individual will receive annual compensation of $240,000 subject to annual increases. Each of such agreements will terminate on December 31, 1998.

Impact of Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of SFAS 121 will not have a material impact on its financial statements.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows companies to continue to measure costs for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies that elect to continue with the accounting under APB 25 must provide certain pro forma disclosures of net income, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into during the year ended December 31, 1996. The Company is currently evaluating its alternatives under SFAS 123, and its impact on operating results is not presently known.

                              II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         None.

(b)  Reports on Form 8-K.

         None.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Vitech America, Inc.

By:  /s/  Mitchell E. Asher
    ------------------------
Mitchell E. Asher
Vice President and Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  December 6, 1996