Form 10-Q/A
period 1996-09-30
VITECH AMERICA INC
filed 1997-01-30
CIK 1021282

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-Q/A

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

                              II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         27.1     Financial Data Schedule

(b)  Reports on Form 8-K.

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  MITCHELL E. ASHER
     ----------------------
Mitchell E. Asher
Vice President and Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  January 29, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 27.1        Financial Data Schedule