Form 10-K405
period 1996-12-31
VITECH AMERICA INC
filed 1997-03-26
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                         Commission File Number 0-21369


                               VITECH AMERICA, INC
             (Exact name of registrant as specified in its charter)


                FLORIDA                                 65 041 9086
      -----------------------                      ----------------------
      (State of incorporation)                    (I.R.S.Employer ID No.)

                            8807 NORTHWEST 23 STREET
                            MIAMI, FLORIDA 33172-2419
               (Address of principal executive offices, zip code)

                                 (305) 477-1161
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1996 was approximately $34,685,102 million.

         As of March 25, 1997 there were 10,722,457 shares of the Common Stock of the Company, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's Proxy Statement to be filed for the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Vitech America, Inc. (the "Company") is engaged in the manufacture and distribution of computer equipment and related products, as well as the financing of the purchase thereof, in the Federal Republic of Brazil. The Company's principal operations are conducted in Brazil by its wholly-owned Brazilian subsidiary, Bahiatech - Bahia Tecnologia, Ltda. ("Bahia"). The parent company, Vitech America, Inc., sources products in the United States and throughout the world for Bahia and engages in the distribution of those products to Bahia. Principally all of the consolidated revenues of the Company are recognized in Brazil by Bahia. For the year ended December 31, 1996, 96% of the consolidated revenues of the Company were recognized in Brazil by Bahia as compared to 33% of the consolidated revenues for the year ended December 31, 1995. The Company's products, which include personal computers and multimedia systems and related peripheral products, networking and system integration equipment, and consumer electronics, are marketed under Company-owned and other brand names for distribution through a variety of channels in the Brazilian marketplace. In addition, the Company maintains an engineering support service dedicated to assisting the Company's customers in effecting networking and systems integration solutions.

         The Company has experienced substantial growth since inception, with consolidated revenues and consolidated net income increasing from $1,156,253 and $44,288, respectively, for the period between June 24, 1993, the inception of the company, and December 31, 1993 to $17,407,363 and $149,570, respectively, for the year ended December 31, 1994 and to $48,488,996 and $6,904,834, respectively, for the year ended December 31, 1995. Consolidated revenues and net income for the year ended December 31, 1996 were $73,321,398 and $8,230,588, respectively.

         As a result of the increasing stability of the economy and the growth of a middle class in Brazil, demand for computer equipment and related products in Brazil has increased significantly over the last five years. Based upon news, trade reports and the Company's experience, the Company believes that the market for computer equipment and related products in Brazil is expected to grow at the rate of approximately 30% annually. The Company believes that it is particularly well-positioned to capitalize upon such anticipated growth based upon: (i) the Company's extensive knowledge of prevailing customs, importation practices, technology and labor bases, marketing dynamics, and economic conditions in Brazil, together with the Company's existing relationships with U.S. and Asian suppliers and understanding of technology development; (ii) the Company's integrated manufacturing, research and development, sales, and warehousing facilities in Brazil; (iii) the Company's existing distribution arrangements with retailers and others in Brazil; and (iv) the Company's ability to provide flexible financing alternatives to potential purchasers of the Company's products.

BUSINESS STRATEGY

         The Company's strategy has been to utilize: (i) the Company's knowledge of prevailing customs, importation practices, technology and labor bases, marketing dynamics, and economic conditions in Brazil, together with the Company's existing relationships with U.S. and Asian suppliers and understanding of technology development; (ii) the Company's integrated manufacturing, research and development, sales, and warehousing facilities in Brazil; (iii) the Company's existing distribution arrangements with retailers and others in Brazil; and (iv) the Company's ability to provide flexible financing alternatives to potential purchasers of the Company's products to gain market share and satisfy the increasing demand for consumer electronic products in Brazil.

         As part of the Company's operating strategy, the Company will concentrate on the following:

EXPANSION OF INVENTORY. The Company intends to expand its inventory in an amount sufficient to keep pace with its expected sales volume. The Company believes that increased purchases of certain products will permit it to realize economies of scale as a result of more favorable pricing.

EXPANSION OF DIRECT MARKETING PROGRAM AND CONSUMER FINANCING FOR THE DIRECT
         SALES STRATEGY. The Company has historically focused its marketing for computer equipment and related products on value added resellers ("VARs"), system integrators, and distributors. With the expansion of manufacturing and credit facilities, and the further development of its distribution system, the Company, in 1996, embarked on a direct sales strategy targeting the retail consumer and corporate market by offering computer equipment and related equipment products with innovative and flexible credit arrangements in order to satisfy consumer demand in Brazil for such products. The Company intends to utilize the consumer relationships formed in connection with such financing activities to create ongoing sales of technology products and services directly to end users, such as internet access services.

EXPANSION OF DISTRIBUTION CHANNELS. The Company will continue to develop its distribution channels by providing enhanced customer services and post-sale support and expanding credit arrangements. The Company has developed its internal sales force to assist VARs, system integrators, distributors, and resellers relative to the Company's existing and new product lines. Additionally, the Company has developed a national network of over 80 sales agents as part of the Company's direct sales strategy.

IDENTIFICATION OF PRODUCTS. The Company will continue to identify high technology products for which substantial demand exists or can be created, with particular emphasis on products which the Company can manufacture, import, or assemble in Brazil.

TRAINING. The Company will continue to provide training and skill enhancement of the indigenous work force in Brazil to manufacture and assemble the Company's products. The Company believes that its deployment of a trained work force in facilities geographically separated from major urban areas enables the Company to obtain favorable profit margins by sustaining low cost manufacturing.

FORTIFICATION OF THE COMPANY'S BRANDS AND TRADE NAMES. The Company intends to further establish its Vitech Vision(TM) and other brand and trade names as recognized and reliable brands in Brazil for computer equipment products. The Company continuously evaluates new products, the demand for its current products, and its overall product mix, and seeks to develop distribution relationships with vendors of products that enhance the Company's product offerings.

PRODUCTS

         COMPUTER SYSTEMS

         The computer products distribution industry is significant and growing in Brazil, reflecting increasing demand in the country for computer products and systems. The Company believes that Brazilians are highly nationalistic in their attitudes and exhibit a strong preference for indigenous products. "Vitech" is perceived as a Brazil-based manufacturer and distributor, and has established a national identity through the marketing of its Vitech Vision(TM), MultiShow(TM), and EasyNet(TM) product lines. The Company offers a complete line of multimedia computer systems under the Company's Vitech Vision(TM) brand name, including Pentium(TM) and Pentium Pro(TM) based systems.

         The Company also designs, develops, manufactures, and markets under its MultiShow(TM) brand name, a family of multimedia computer products. The Company offers sound cards, speakers, multimedia titles, microphones, and multimedia kits complete with user-friendly manuals written in Portuguese. The demand for multimedia personal computers is increasing as personal computers evolve from a task-oriented device primarily utilized for word processing and spreadsheets to a more user-friendly multipurpose device for increasingly diverse multimedia applications.

         BUSINESS SYSTEMS INTEGRATION; CLIENT-SERVER APPLICATIONS

         The Company has created a family of products and services in response to the need for client-server distributed computing solutions in Brazil. The Company manufactures a range of powerful symmetrical multi-processor super-servers. The Company markets a full line of local area network and wide area network parts, including bridges, multiplexors, DSU/CSU, buffers, modems, bridges, routers and wide area networks for system integrators and their customers. As a developing country, Brazil has a large demand for distributed computing solutions through the establishment of client-server networks. Many of the Company's system integrator customers do not yet have the expertise to design complex systems. In response, the Company established its own support team that supplies technical expertise to design complex local area network or wide area network systems for the system integrators as well as to the end user. The Company holds several seminars each year in order to educate the marketplace on the advantages of distributed computing and to train VARs and system integrators in the latest techniques in this discipline.

         CONSUMER ELECTRONICS

         In order to utilize reserve manufacturing and purchasing capacity, the Company manufactures two and four head video cassette recorders and 14-inch and 20-inch color television sets. The video cassette recorders and television sets are assembled under house brand names for exclusive distribution by Casas Bahia, which is one of Brazil's largest electronic retailers with over 200 outlets. During the year ended December 31, 1996, 30% of the Company's sales resulted from such contract manufacturing relationship. In addition, Casas Bahia has placed a purchase order for approximately $15 million of product to be delivered during 1997. While management believes that the Company's contract manufacturing relationship with Casas Bahia will continue, there can be no assurance that such relationship will be maintained.

FREIGHT FORWARDING AND IMPORTATION PROCEDURES

         Virtually all of the products that the Company purchases are received and consolidated in containers at the Company's U.S. facility for sea or air freight to the Company's facilities in Ilheus or Salvador, Brazil. These destinations contain good deep-water ports with modern handling and storage facilities. The Company is highly-sophisticated in Brazilian customs matters and is knowledgeable in producing appropriate documentation to expedite customs clearance and importation of components. Upon receipt in Brazil, the goods are expedited through customs by Company personnel so that goods spend a minimum amount of time at the port facility.

ENGINEERING AND MANUFACTURING

         The Company has an experienced engineering department comprised of eight engineers and 54 other technically trained personnel at its facilities. The engineering department is responsible for designing products, producing the technical specifications for components required for manufacture, training personnel, line engineering, and quality control/quality assurance programs. The engineering group constructs the bill of materials of components that are required for manufacture and designs the manufacturing line so that the tasks can be undertaken reliably within the capabilities of the Company's specially trained labor force. The group also supports the sales force and is responsible for the design of local area network or wide area network systems for the Company's customers and their end users.

         The Company's manufacturing facilities consist of a modern, 160,000 square foot leased facility in Ilheus. The Company has begun the development of a new plant and administration center in Ilheus, Brazil with the cooperation and financial participation of the government of Bahia to be completed in early 1998. Upon completion of the facility, management believes that the facility should allow the Company to continue to operate at its anticipated capacity levels for at least 12 months. See "Item 2. Properties."

PROCUREMENT AND MATERIALS MANAGEMENT

         The Company, through its Miami, Florida facility, purchases components, parts, and equipment worldwide for consolidation and shipment to destinations in Brazil. The Company maintains a warehouse and containerization operation in Miami, Florida where goods are booked into the Company's materials handling system at the point of receipt. Certain testing is undertaken at the Miami, Florida facility prior to shipment to Brazil as part of the Company's quality assurance program. See "Item 1. Business - Quality Assurance and Service."

         The Company's ability to source competitively priced computer components, and electronic products internationally is critical to its success. The Company generally purchases components from manufacturers and distributors pursuant to non-exclusive agreements. Since inception, the Company has expanded its vendor base significantly. At present, the Company has purchase contracts and orders with over 30 different vendors. The Company does not regard any one supplier as essential to its operations since most of the components the Company purchases are available from other sources at competitive prices. During the year ended December 31, 1995, the Company had only one supplier which accounted for in excess of 10% of its purchases. During the year ended December 31, 1996, the Company had no suppliers which accounted for in excess of 10% of purchases. While the Company does not believe the loss of any supplier would have a material adverse effect on its business since the components and products required by the Company are available from multiple sources, the Company's future success will depend in part on its ability to maintain relationships with existing suppliers and to develop new relationships with additional suppliers. The loss of, or significant disruption in relationships with suppliers could have a material adverse effect on the Company's business since there can be no assurance that the Company will be able to replace lost suppliers on a timely basis.

         The Company procures most of its products on extended credit terms. In the ordinary course, the Company is not required to post security or provide special documents in support of its purchases. The Company believes that favorable credit terms have been obtained as a result of the credibility that the Company has established with such vendors, as well as the desire of these vendors to obtain access for their components and products in Brazil.

WORK FORCE AND TRAINING PROGRAM

         The Company has elected to locate its facilities in remote regions of Brazil in order to capitalize on lower costs. As such regions lack sufficient technical educational facilities, the Company has created its own technical training program to create a technically adept labor force by training workers in various technical phases of assembly line manufacturing. The Company believes that many of Brazil's cities and states do not have sufficient technical educational facilities and, where such facilities do exist, they are located in areas with higher labor costs. The Company believes that this training will often confront and mitigate cultural differences that may interfere with an employee's motivation and productivity.

         The Company has designed internal training programs that build technical skills for entry level employees. Entry level employees engage in assembly work, packing, shipping, and cleaning and require a great deal of training and supervision. The Brazilian national minimum wage is currently $108 per month. All of the Company's entry level employees are compensated at a level in excess of the minimum wage. Technical personnel have had training in a technical school or at a university level. These workers are usually upwardly mobile and are recruited either from other companies or technical schools. While they must be taught specific work related details, they are usually well-trained. Engineers are university trained and are paid generally from between 5 to 10 times the minimum wage. See "Item 1. Business - Employees."

QUALITY ASSURANCE AND SERVICE

         The Company addresses quality assurance at all stages of the production process. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. A statistical sampling of components in every category is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the production process to demonstrate that all components are engaged and fully operational. Thereafter, each complete unit is "burned-in" for three hours. This process involves running a test program which sequentially tests each component to verify prescribed operation. In addition, the Company provides support after the production process by providing engineers and technicians who perform in-house and local on-site servicing. The Company offers toll-free telephone support service to its customers.

         The Company has implanted a total quality program with the goal of achieving ISO 9000 status by early 1998. This program includes training employees company wide on the processes and methods involved in achieving the Company's goal of zero defects.

DISTRIBUTION AND MARKETING

         The Company's marketing strategy is designed to eliminate as many levels of distribution as possible in order to offer competitive pricing to the customer and to attain a direct relationship with the end-user. In the future, the possibility of Company owned retail stores in some regions will be explored to further add to the control over margins and to attain access to the end-user. The Company, operating through its sales and marketing teams, has built an extensive distribution network consisting of VARs, systems integrators, distributors, retailers, and the Company's national sales agent network. This distribution network includes access to large markets in Brazil for computer systems, business systems integration, and consumer electronic products. Customers include small and medium-sized businesses, government agencies, major retailers, and consumers. The Company's sales teams are in regular contact with customers at each distribution level as well as with the end-user. In this manner, the Company's sales, marketing, and engineering personnel react to changing demands within the Company's customer base in Brazil.

         In 1996 as part of the Company's direct sales strategy, the Company introduced the "10X Program", a financing program which enables the consumer to pay for Company products purchased in equal monthly installments. During the term of such financing, a first and exclusive security interest in the product is retained by the Company and the credit extended is guaranteed by the ultimate consumer as well as the reseller. Management believes that the 10X Program utilizes the distribution strengths of the distributor and the reseller, to which the Company pays a commission, and benefits the Company by providing a database to be utilized in future direct technology product sales.

         The Company presently utilizes four sales teams comprising 25 persons in its Sao Paulo facility. The teams work to market new product lines, to receive input on existing product lines, and to make personal sales calls, as well as accept, process, and administer sales orders, and coordinate advertising and the logistics of product shipment.

         In accordance with its policy to diversify its customer base, the Company has successfully expanded and diversified its customer base from one customer during 1993 to in excess of 13,500 customers at December 31, 1996. During the year ended December 31, 1995, Casas Bahia and Vitoria Tecnologia S.A., an affiliate of the Company, accounted for 15% and 76% respectively of the Company's sales. For the year ended December 31, 1996, Casas Bahia and Vitoria Tecnologia S.A. accounted for 38% and 11%, respectively, of the Company sales. Of the 38% of sales to Casas Bahia, approximately 30% of sales resulted from the contract manufacturing of consumer electronics while the remainder represented PC sales.

COMPETITION

         The manufacturing and distribution of computer equipment and related products is highly competitive and requires substantial capital. The Company competes with, and will compete with, numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company, which may give such competitors competitive advantages, including economies of scale and scope. Competitors include internationally recognized companies such as IBM, Acer, DEC and Compaq. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations.

BACKLOG; UNFULFILLED CONTRACT MANUFACTURING OBLIGATIONS

         The Company's backlog as of December 31, 1996, exclusive of the unfulfilled contract manufacturing backlog discussed below, was approximately $12 million. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. The Company currently expects to ship its entire current backlog within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         At December 31, 1995, the Company had no unfulfilled contract manufacturing obligation. However, as a result of a purchase order between the Company and Casas Bahia, at December 31, 1996, the Company had an unfulfilled contract manufacturing obligation of approximately $15,000,000.

REGULATION AND ENVIRONMENT MATTERS

         The Company believes that its facilities and practices for controlling and disposing of the limited amount of wastes it produces are in compliance with applicable environmental laws and regulations in Brazil.

TRADEMARKS

         The Company's products are marketed and sold under the Company owned trademarks, Vitech Vision(TM), Multi-Show(TM), and EasyNet(TM).

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 350 persons, including three executive officers, 12 executive personnel, 12 engineering personnel, and 50 administrative personnel. The Company believes its employee relations both in Brazil and the United States are satisfactory. None of the Company's employees are subject to collective bargaining or union agreements.


ITEM 2.  PROPERTIES

         The Company leases, from an unaffiliated landlord, approximately 16,000 square feet of office and warehouse space in Miami, Florida. The office space lease expires in August 1998. The Company pays annual rent of approximately $102,000 plus its allocable share of real estate taxes, insurance, and other assessments.

         The Company's Brazilian operations are located in Sao Paulo and Bahia. The Company leases approximately 7,500 square feet of office space in Sao Paulo for an annual rent of $48,000. The lease on such property expired in February 1997 and the Company is currently paying on a month to month basis. In addition, the Company leases an additional 12,000 square feet of warehouse space in Sao Paulo pursuant to a lease which expires in June 1999 for an annual rent of $36,000.

         The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for approximately $13,500 per month. Such lease expires in May 1997, with an option for extension through December 1998.

         The Company believes that in the event that the lease with respect to any of such facilities should not be renewed, alternative space will be available at comparable rates.

         The Company has begun the development of a new 70,000 square foot manufacturing plant and administration center in Ilheus, Brazil. In connection with the development thereof, the Company has secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such facility. The loan facility comprises of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The working capital line of credit may be drawn upon substantial completion of the new plant but no later than June, 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 7% (at December 31, 1996 approximately 18%). The construction loan credit facility is available in installments through 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 4% (at December 31, 1996 approximating 15%). The loan proceeds are anticipated to pay for 100% of the construction costs. Construction is expected to be completed in the first quarter of 1998. The State of Bahia will not have an ownership interest in the facility. Upon completion of the facility, management believes that the facility should allow the Company to continue to operate at its anticipated capacity levels for at least 12 months.

         In addition to the facilities discussed above, the Company owns, for investment purposes, two undeveloped parcel of land near Ilheus, Bahia. The Company does not plan to make material capital expenditures or improvements with respect to this property during the next fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

         In connection with a loan made by Meris Financial Incorporated ("Meris") to the Company which was repaid in full in October 1996, Meris has advised the Company that it has certain rights to an equity ownership position in the Company. While the Company believes such claims are without merit, Georges C. St. Laurent, III and William C. St. Laurent, the Chief Executive Officer and Chief Operating Officer of the Company, respectively, have agreed to settle such equity claims, should the need arise, from their personal share holdings. Any expense associated with defending such a claim would be incurred as an expense by the Company. See Note 7 to the Company's Financial Statements for the year ended December 31, 1996.

         Other than as discussed above and other than in the ordinary course of its business, the Company knows of no other material litigation or claims pending, threatened, or contemplated to which the Company is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock of the Company is traded on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: VTCH. The following table sets forth, for the period indicated, the high and low sales price for the Common Stock as reported in the consolidated transaction reporting system.

                                                             HIGH         LOW
                                                             ----         ---
    FISCAL YEAR 1996
        Period November 4, 1996, the commencement
        date of the Company's initial public
        offering, through December 31, 1996                $ 11.625     $ 8.375

HOLDERS

         As of December 24, 1996, there were approximately 1,935 holders of record of the Common Stock.

DIVIDENDS

         The Company has not declared or paid any dividends on the Common Stock since inception and does not intend to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company, general economic conditions, and other pertinent factors.

         For the foreseeable future, Bahia, the Company's Brazilian subsidiary, does not intend to distribute any excess retained earnings to its U.S. parent, but to reinvest such earnings, if any, in the development and expansion of its business. Substantially all of the retained earnings of the Company on a consolidated basis are attributable to Bahia. Bahia is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the year ended December 31, 1995 and the year ended December 31, 1996, the tax exemption benefits amounted to $2,832,000 or approximately $0.34 per share and $2,163,667 or approximately $0.24 per share, respectively.

         In the future, should Bahia wish to remit retained earnings in excess of the tax exemption benefits, Brazilian law requires the registration of the foreign capital upon which those retained earnings were made in order to send such earnings abroad in currency other than the Brazilian currency, the Real. Currently, the Company is undergoing the routine administrative procedure necessary to permit such remittances. While the Company believes that such administrative steps will allow Bahia to remit excess retained earnings if it so chooses, there can be no assurance that such administrative procedure will be approved by the Central Bank of Brazil and accordingly might result in the inability of Bahia to remit excess retained earnings to its U.S parent. In the event that the Company fails to have such routine administrative procedure approved by the Central Bank of Brazil, shareholders of the Company may find it difficult to realize value on their investment either through the receipt of dividends or in the appreciation of the value of their equity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:


                                                                                                PERIOD JUNE 24, 1993
                                                     YEAR ENDED DECEMBER 31,                       (INCEPTION) TO
                                        -------------------------------------------------            DECEMBER 31,
                                            1995              1996                1994                   1993
                                        -----------        -----------        -----------       -------------------
Sales                                   $73,321,398        $48,488,996        $17,407,363            $1,156,253
Cost of sales                            53,470,340         39,156,239         16,483,232               903,544
Gross profit                             19,851,058          9,332,757            924,131               252,709
Selling, general and
  administrative expenses                 8,083,287          1,234,108            505,448               181,139
Income from operations                   11,767,771          8,098,649            418,683                71,570
Interest and financing
  expense                                 2,310,704            328,278            171,743                14,282
Net income                               $8,230,588         $6,904,834           $149,570               $44,288
Net income per common
  and common share
  equivalent (1)                               $.94               $.84               $.02                   ---
Weighted average common
  and common share
  equivalents outstanding                 8,906,140          8,293,914          8,000,000             8,000,000

BALANCE SHEET DATA:

                                                              AS OF DECEMBER 31,
                                    ----------------------------------------------------------------------
                                        1996                1995              1994                 1993
                                    -----------         -----------        -----------         -----------
Current assets                      $41,959,441         $21,267,881        $ 7,595,246         $ 1,320,967
Working capital                     $31,873,405         $ 6,412,154        $   403,181         $   298,525
Total assets                        $47,376,586         $22,260,817        $ 7,692,321         $ 1,373,128
Noncurrent liabilities              $ 1,757,367         $         0        $         0         $         0
Total liabilities                   $11,843,403         $14,855,727        $ 7,192,065         $ 1,022,442
Shareholders' equity                $35,533,183         $ 7,405,090        $   500,256         $   350,686

--------------
(1) Restrictions presently exist on the ability of Bahia to distribute excess retained earnings in U.S. Dollars to the U.S. parent company, Vitech America, Inc. See Part II, Item 5 "Dividends" and the notes to the Company's Financial Statements contained elsewhere in this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

         The Company is a manufacturer and distributor of computer equipment and related products for markets in Brazil. Based on continuing efforts by management to maximize long-term profit margins and increase penetration into the marketplace directly to end-users, the Company has evolved from a Miami-based distributor dedicated to sales of computer peripheral products for large original equipment manufacturers ("OEM") in 1993 to a vertically integrated manufacturer and integrator of complete computer systems and business network systems selling directly to end-users in 1996. This evolution has left the Company with a diversified customer base widely distributed throughout Brazil. For the year ended December 31, 1996, the Company had over 13,500 customers as compared to one customer during the period ended

December 31, 1993. As the Company establishes and maintains relationships with end-users of its products, the Company has developed a clearly defined channel for marketing additional hardware products, such as updated peripheral products, new computers, new network products, as well as services, such as internet access services. The Company markets its products throughout Brazil under the trademarks EasyNet(TM), MultiShow(TM), and Vitech Vision(TM).

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

         In order to take advantage of the large margins available with in-country distribution of computer products in Brazil, on March 7, 1995, Bahia was organized as a wholly-owned subsidiary of the Company to act as the Company's manufacturing and distribution entity in Brazil. The creation of Bahia marked the transformation of the Company from a low-margin U.S.-based distributor to a high-margin vertically integrated manufacturer using the model of other direct distribution computer companies. Simultaneously with the development and expansion of Bahia's operation and independent of Vitoria, the Company shifted its focus and dependence away from Vitoria, a company principally engaged in sales to OEM's and resellers. Similarly, the Company's customer base shifted to a diversified group of end users. The Company did not in any material respect assume the prior activity of Vitoria. In 1996, management of Vitoria disclosed to the Company that based on lack of competitive tax and fiscal incentives in the State of Espirito Santo, Vitoria ceased all manufacturing and selling operations.

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

         In 1995, with the creation of Bahia and its manufacturing facilities, the Company introduced its own brand of computers and also began to sell integrated business network solutions through its own national sales agent network. In 1996, the Company launched its "10X Promotion" of the Vitech Vision(TM) brand of PCs direct to end-users, paying a commission to the sales agent, but ultimately retaining the client for itself. As part of this direct sales strategy, the Company has developed a national network of over 80 sales agents. The network of sales agents carry inventory, provide technical support, provide warranty services and participate in Company marketing promotions. The strategy of attaining the end-user adds to the long-term viability of the distribution network created by the Company to bring new technology products to market in the future. Those potential products include hardware upgrades, software, internet access services, data network services, and integrated business systems. In addition to its branded computer, Vitech also sells the MultiShow(TM) brand of Brazilian Portuguese multimedia kits and the EasyNet(TM) brand of networking kits.

         The evolution of the Company from a Miami-based distributor to a vertically integrated manufacturer and integrator of complete computer systems has resulted in the current business model which management believes will maximize the long-term profit margin of the Company. This business model consists of a U.S. operation, Vitech America, Inc., which serves as the sole distributor to its subsidiary, Bahia. Vitech America, Inc. purchases components worldwide for consolidation and processing at its Miami operation to be sold and shipped to Bahia. Bahia serves as the Company's manufacturing and sales operation in Brazil. Because of the tax-exempt status that Bahia has attained, Vitech America, Inc. sells the components to Bahia at a gross margin of approximately 9%, an amount greater than or equal to comparable US based distributors. This has resulted in substantially all of the consolidated earnings of the Company being attributable to Bahia. For the foreseeable future, the Company will continue with this model in order to maximize the earnings in Brazil which will be reinvested in Bahia for the continued growth of the Company's Brazilian operations.

         Although the Company's financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles, the Company's transactions are consummated in both the Brazilian Real and the U.S. dollar. Inflation and devaluation have had, and may continue to have, an effect on the Company's results of operations and financial condition. Although the Company has, at times, used Brazilian Real futures and options contracts in an effort to hedge against currency risks, its highest coverage at any one time has only met 20% of its exposure consisting of accounts receivable denominated in Reals, net of accounts payable and other current liabilities denominated in Reals.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated revenues:

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                  1996         1995       1994
                                                  ----         ----       ----
            Sales                                 100%         100%       100%
            Cost of sales                         72.9         80.8       94.7
            Gross profit                          27.1         19.2        5.3
            Selling, general and
              administrative expenses             11.0          2.5        2.9
            Income from operations                16.1         16.7        2.4
            Interest and financing expense         3.2           .7        1.0
            Net Income                            11.2         14.2         .9

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

         Sales increased by $24,832,402, or approximately 51%, to $73,321,398 for the year ended December 31, 1996 as compared to $48,488,996 for the year ended December 31, 1995. Such increase in sales was primarily attributable to increased demand by the Company's customers, the broadening of the Company's customer base through the Company's direct sales strategy, and the further establishment of the Company's brands in the Brazilian marketplace. During the year ended December 31, 1996, the Company had sales to over 13,500 different customers as compared to less than 20 different customers during the year ended December 31, 1995.

         Cost of sales during the year ended December 31, 1996 were $53,470,340, representing 72.9% of the sales during the period, as compared to $39,156,239 for the year ended December 31, 1995, representing 80.8% of sales for the period. The decrease in cost of sales as a percentage of sales during the year ended December 31, 1996, when compared to the year ended December 31, 1995, was attributable to the Company's continuing business strategy of the transformation from being solely a Miami-based distributor to being a vertically integrated manufacturing and distribution company attaining a broad spectrum of clients throughout Brazil. Up until the fourth quarter of 1995, the Company was operating principally as a Miami based distributor. Starting in the fourth quarter of 1995, the Company vertically integrated into manufacturing. As a result of this transformation, the Company has been able to achieve higher margins through the vertical integration. The decrease was also attributable to the Company's migration from peripheral products and related products to a full line of branded computer systems and network solutions with greater aggregated value and greater control over pricing to the customer.

         Selling, general and administrative expenses increased by $6,849,179, or approximately 555%, to $8,083,287 for the year ended December 31, 1996 as compared to $1,234,108 for the year ended December 31, 1995. Such increase was primarily related to the increased costs associated with the creation of Bahia and its manufacturing facility being brought on line as well as the increased selling activity in Brazil associated with marketing directly to end-users. Selling, general, and administrative expense as a percentage of sales was 11% for the year ended December 31, 1996, compared to 2.5% for the year ended December 31, 1995. This increase in the selling, general, and administrative expense as a percentage of sales was primarily attributable to the creation of Bahia as well as the broadening of the Company's customer base.

         Income from operations increased by $3,669,122 to $11,767,771 for the year ended December 31, 1996 as compared to $8,098,649 for the year ended December 31, 1995. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales decreased to 16.1% for the year ended December 31, 1996 from 16.7% for the year ended December 31, 1995. This decrease was primarily attributable to the increase in selling, general, and administrative expenses as a percentage of sales which more than offset the decrease in cost of sales as a percentage of sales. For the year ended December 31, 1995, operating margins were unusually high as the result of the high operating margins which occurred during the fourth quarter of 1995. During such quarter, which was the start-up period for the Company's manufacturing facility, the Company benefited from the opening of its manufacturing facility in Brazil without experiencing the full selling, general and administrative costs associated with the operation.

         Interest and financing expense increased by $2,571,694, or approximately 783%, to $2,899,972 for the year ended December 31, 1996 as compared to $328,278 for the year ended December 31, 1995. This increase was primarily attributable to the Company's increased use of debt financing to support its working capital needs and to support its sales to end-users. Specifically, $1,433,199 of the increase for the year ended December 31, 1996 was attributable to the Company's sale of accounts receivable to an affiliate of the Company in connection with the Company's 10X consumer financing program which was introduced in early 1996. The $1,433,199 represented the discount on the consumer debt portfolios which had a face value of $12,070,738. See Note 3 to the Company's Financial Statements for the year ended December 31, 1996. The Company had interest income of $589,268 for the year ended December 31, 1996. Such interest income resulted from the Company's investments of excess cash in short-term marketable securities.

         Net income increased by $1,325,754, or approximately 19.2%, to $8,230,588 for the year ended December 31, 1996 as compared to $6,904,834 for the year ended December 31, 1995. The increase in net income was primarily attributable to the aforementioned increase in income from operations more than offsetting the increase in interest and financing expense. Net income as a percentage of sales decreased to 11.2% for the year ended December 31, 1996 from 14.2% for the year ended December 31, 1995. This decrease was primarily attributable to the aforementioned decrease in the income from operations as a percentage of sales and the increases in interest and financing expenses as a percentage of sales.

         Net income per common and common share equivalent increased by $0.10, or approximately 12%, to $0.94 for the year ended December 31, 1996. Per share information for the years ended December 31, 1996 and 1995 is based on the assumed conversion of a note payable at the beginning of each year. This assumption involves dividing net income, adjusted to reflect what net income would have been if the Company had not paid interest on the convertible note, and then dividing it by the weighted average number of shares outstanding, including the shares that the note would have converted into, for the year.

         During the year ended December 31, 1996, the Company experienced a foreign currency exchange loss of $547,077 from the settlement of certain receivables and payables denominated in the Real and the translation of financial statements from the Brazilian Real to the U.S. Dollar. At December 31, 1996, the Company had a net exposure to currency fluctuations of approximately $24,650,000 which represents cash and accounts receivable denominated in the Real less liabilities denominated in the Real.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Sales increased by $31,081,633, or approximately 178.6% to $48,488,996 for the year ended December 31, 1995 as compared to $17,407,363 for the year ended December 31, 1994. Such increase in sales was primarily attributable to increased demand by the Company's affiliated customer Vitoria Tecnologia S.A., a greater variety of products, and acceptance of the Company as a supplier of quality value-oriented products with post-sale support.

         Cost of sales during the year ended December 31, 1995 were $39,156,239, representing 80.8% of sales during the year, as compared to $16,483,232 for the year ended December 31, 1994, representing 94.7% of sales for the year. The increase was attributable to increases in sales during the year ended December 31, 1995 compared to the year ended December 31, 1994. The decrease in cost of sales as a percentage of sales during the year ended December 31, 1995, when compared to the year ended December 31, 1994, was primarily attributable to the Company's changing business strategy from being solely a Miami-based distributor to being a vertically integrated manufacturing and distribution company to take advantage of the higher margins available by selling to Brazilian customers and the Company's migration from peripherals and related products to finished computers and network solutions.

         Selling, general, and administrative expenses increased by $728,660, or approximately 144.2% to $1,234,108 for the year ended December 31, 1995 as compared to $505,448 for the year ended December 31, 1994. Such increase was primarily attributable to an increase in sales associated activities related to an increase in sales, as well as the increased costs associated with the creation and operation of Bahia. Selling, general, and administrative expense as a percentage of sales was reduced to 2.5% of sales for the year ended December 31, 1995 from 2.9% of sales for the year ended December 31, 1994, reflecting greater sales efficiency in relation to overhead.

         Income from operations increased by $7,679,966, or 1,834.3% to $8,098,649 for the year ended December 31, 1995 as compared to $418,683 for the year ended December 31, 1994. Such increase was attributable to the aforementioned increases in sales, which more than offset the increases in cost of sales and selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 16.7% for the year ended December 31, 1995, from 2.4% for the year ended December 31, 1994. This increase was primarily attributable to the aforementioned increase in sales, reduction in cost of sales as a percentage of sales, and reduction in selling, general, and administrative costs as a percentage of sales.

         Interest expense increased by $156,535, or by 91.1%, to $328,278 for the year ended December 31, 1995 as compared to $171,743 for the year ended December 31, 1994. This increase was primarily attributable to the Company's increased use of debt financing to support its working capital requirements during the year ended December 31, 1995.

         Net income increased by $6,755,264, or 4,516.5%, to $6,904,834 for the year ended December 31, 1995 as compared to $149,570 for the year ended December 31, 1994. The increase in net income was attributable to the aforementioned increases in income from operations, which more than offset the increase in interest expense. Net income as a percentage of sales increased to 14.2% for the year ended December 31, 1995 from 0.9% for the year ended December 31, 1994. This increase was attributable to the aforementioned increase in income from operations as a percentage of sales and the reduction of interest expense as a percentage of sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

         During the year ended December 31, 1995, the Company experienced a foreign currency exchange loss of $16,229 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Brazilian Real to the U.S. Dollar. At December 31, 1995, the Company had a net exposure to currency fluctuations of approximately $3,418,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. Up to the Company's initial public offering in November of 1996, the Company had historically satisfied its working capital requirements through cash flow from operations and debt financing. On November 7, 1996, the Company completed an initial public offering of securities issuing 2,000,000 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $17,650,000 and were used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. On November 22, 1996, the underwriter exercised its option to purchase 115,500 shares of an over-allotment option that was issued in connection with this offering. Additionally, in connection with the public offering, the underwriter was issued warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $14 per share for a period of four years commencing one year from the commencement date of the public offering.

         At December 31, 1996, the Company had a working capital surplus of $31,873,405 compared to $6,412,154 at December 31, 1995. This increase in working capital was primarily attributable to the increased levels of accounts receivable associated with the Company's 10X consumer financing program. Also contributing to the increase was increased levels of inventory and a reduction in trade accounts payable and short-term debt.

         Net cash used by operating activities for the year ended December 31, 1996 was $15,497,424. During the year ended December 31, 1995, the Company used $2,455,581 of cash in operating activities. The increase in cash used was primarily attributable to the increase in accounts receivable associated with the Company's 10X consumer financing program, the increase in inventories and the reduction in trade accounts payable which more than offset the increase in net income.

         Net cash used in investing activities was $3,147,113 for the year ended December 31, 1996, as compared to $318,094 for the year ended December 31, 1995. Such increase was primarily attributable to capital expenditures relating to the purchase of furniture and fixtures, computer equipment, and warehouse equipment associated with the expansion of the Company's manufacturing capacity. Net cash provided from financing activities was $20,286,343 for the year ended December 31, 1996, as compared to $2,843,694 in net cash provided from financing activities for the year ended December 31, 1995. The increase in net cash provided from financing activities was primarily attributable to the Company's initial public offering of common stock in November of 1996.

         During the year ended December 31, 1996, the Company received property and assets valued at $1,517,257 as settlement of an outstanding accounts receivable. Such property consisted of two parcels of real property located in Brazil. The first parcel was a warehouse located in Sao Paulo, Brazil valued at approximately $200,000 and the other parcel is a condominium in Guarapari, Brazil valued at approximately $217,000. The asset was an airplane valued at approximately $1,100,000. The Company is presently evaluating the potential sale of the properties based on market conditions. The value of the properties was based upon a certified appraisal of the properties which approximated the face value of the related receivables. The value of the airplane was based on the estimated fair market value of the asset which approximated the face value of the related receivable. The airplane is currently being used for corporate travel purposes within Brazil. The transactions were recorded on the financial statements as a payment on account.

         On August 30, 1996, the Company completed a private placement issuing
27.3 units to 11 accredited investors for $50,750 per unit. Each unit consisted of a $50,000 principal amount of 9% senior debentures, 1,000 common stock purchase warrants with an exercise price per share of $10, and 500 shares of Common Stock. The $1,299,635 in net proceeds of the August 1996 Private Placement were used for general corporate and working capital purposes. On November 7, 1996, the Company completed an initial public offering of its securities and, accordingly, used approximately $1,365,000 of the net proceeds to repay the principal amount of, and accrued and unpaid interest on the senior debentures issued in such private placement.

         The Company has working capital line of credit in the amount of $200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. As of December 31, 1996, there were no funds drawn on the overdraft facility.

         On June 28, 1996, the Company secured a line of credit in the amount of $1 million with Deutsch-Sudamerikanische Bank expiring June 30, 1997 to support letter of credits which the Company may issue to secure purchase obligations. As of December 31, 1996 there were no funds drawn on such line of credit. Such lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of all personal property owned by the Company.

         On February 18, 1997, the Company secured a line of credit in the amount of $1 million with Eastern National Bank expiring February 18, 1998 to support letter of credits which the Company may issue to secure purchase obligations. Such lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company.

         The Company had borrowings under lines of credit for general working capital purposes in the amount of $696,270 as of December 31, 1996. The rates of interest on these lines averages 3.4% per month and matures on a revolving basis.

         The Company borrowed $2,000,000 at 9% interest per year from Georges C. St. Laurent, Jr., the father of Georges St. Laurent, III, the Company's Chairman of the Board and Chief Executive Officer, and William St. Laurent, the Company's President and Chief Operating Officer, on May 26, 1995. On November 15, 1996, this note was converted, at the lender's request and in accordance with its terms, into 593,309 shares of the common stock of the Company. At

December 31, 1995 the Company also had a note in the amount of $1,911,917 bearing 6% interest per year payable to Georges C. St. Laurent, Jr. Such note was repaid in full during 1996. On December 17, 1996, the Company borrowed $5 million at an annual interest rate of 20% and a term of 180 days from Georges C. St. Laurent, Jr. The proceeds from such loan are being used for general corporate and working capital purposes.

         During the year ended December 31, 1996, the Company sold a net amount of $12,070,738 of its trade accounts receivable for $10,637,539 to Georges C. St. Laurent, Jr. and accordingly, recognized a discount on the sale in the amount of $1,433,199. Such receivables were associated with the Company's 10-X consumer finance program and were sold yielding an annual discount rate of 30%. Such discount rate was no less favorable to the Company than what could have been obtained from unaffiliated parties. As of December 31, 1996, there were no material amounts that remained uncollected associated with such receivables. The proceeds from the sale of such receivables was used for general working capital purposes.

         The Company has begun the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company has secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such facility. The loan facility comprises of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The working capital line of credit may be drawn upon substantial completion of the new plant but no later than June, 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 7% (at December 31, 1996 approximately 18%). The construction loan credit facility is available in installments through 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 4% (at December 31, 1996 approximating 15%). In March 1998, the amounts outstanding on the working capital line of credit and construction loan credit facility convert into a term loan requiring forty-eight monthly installments of principal plus interest due February 15, 2002. The credit facilities are guaranteed by a first mortgage lien on the new plant, a lien on land held for development located in Ilheus, Bahia and the personal guarantees of the two principal officers of the Company. As of December 31, 1996, approximately $813,000 had been borrowed under such loan commitment.

         The Company owns two undeveloped parcel of land near Ilheus, Brazil held for investment. The Company has no present intention to develop such land.

         Other than as stated above, the Company does not plan to make any significant capital expenditures during the next fiscal year.

         The Company borrowed $2,000,000 at 12% per year interest from an unrelated third party on October 28, 1995. The Company repaid this loan in full on October 30, 1996 with the proceeds from a short-term loan, bearing an 18% annual interest rate, obtained from Georges C. St. Laurent, Jr. Approximately $1,800,000 of the net proceeds from the Company's initial public offering were used to repay such short-term loan.

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

IMPACT OF INFLATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

         For many years prior to July 1994, the Brazilian economy was characterized by high rates of inflation and devaluation of the Brazilian currency against the U.S. Dollar and other currencies. However, since the implementation in July of 1994 of the Brazilian government's latest stabilization plan, the "Real Plan," inflation, while continuing, has been significantly reduced and the rate of devaluation has substantially diminished. The Company has assessed the movement of the Brazilian currency based upon the trading ranges stated by the policy of the Central Bank of Brazil and has been able to offset any material effects of inflation. The Company has, at times, used Brazilian Real futures and options contracts from the Chicago Mercantile Exchange in order partially to offset Brazilian currency exposure. There can be no assurance that the Real Plan will continue to be effective in combating inflation and devaluation of Brazil's currency or that the Company's assessment of the movement of Brazilian currency will be correct in the future. Inflation for the year ended December 31, 1995 was 22%. Inflation for the year ended December 31, 1996 was 10.3%.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         Statements contained in this report that are not based on historical fact are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. Forward-looking statements may be identified by the use of forward looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms. Shareholders should carefully consider the information set forth in such disclosure and the following risk factors which constitutes cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

         FLUCTUATION OF QUARTERLY RESULTS. The Company's quarterly net sales and operating results may vary significantly as a result of, among other things, historical seasonal purchasing patterns in Brazil, the volume and timing of orders received during a quarter, variations in sales mix, and delays in production schedules. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that the Company's financial results may vary materially from period to period. For the year ended December 31, 1996, quarterly result for the Company were as follows:

                                           4TH QUARTER       3RD QUARTER        2ND QUARTER       1ST QUARTER
                                          -------------     -------------      -------------     -------------
       Net sales                          $  29,395,546     $  17,845,553      $  14,375,171     $  11,705,128
       Gross profit                           6,930,934         5,528,161          4,285,086         3,106,877
       SG&A                                   3,734,739         1,885,902          1,269,706         1,192,940
       Operating income                       3,196,194         3,642,259          3,015,380         1,913,938
       Net income                             3,425,843         2,100,604          1,665,112         1,039,029
       Net income per common share        $        0.38     $        0.25      $        0.20     $        0.12

         CUSTOMER CONCENTRATION. During the year ended December 31, 1996, the Company was engaged as a contract manufacturer of video cassette recorders by Casas Bahia, a leading retailer of consumer electronic products in Brazil. Such sales accounted for approximately 30% of the Company's sales during such period. The Company also had sales of personal computers to Casas Bahia for the year ended December 31, 1996 which accounted for approximately 8% of sales. In addition, the Company has an agreement with Casas Bahia pursuant to which the Company will continue to manufacture televisions and video cassette recorders. At December 31, 1996, the Company had an unfulfilled obligation of approximately $15,000,000 associated with such relationship. While management believes that the Company's contract manufacturing relationship with Casas Bahia will continue, there can be no assurance that such relationship will be maintained. Accordingly, the loss of Casas Bahia as a customer could have a material adverse effect on the Company. Other than Casas Bahia and Vitoria Tecnologia S.A., an affiliate through common ownership, no one customer of the Company accounted for more than 5% of the Company's sales during such period.

         POLITICAL AND ECONOMIC UNCERTAINTY. Notwithstanding the recent stability of the Brazilian economy and Brazil's unrestricted foreign exchange market, the Brazilian economy has been characterized by frequent and occasionally substantial intervention by the Brazilian Government. The Brazilian Government has, in the past, substantially influenced monetary, credit, tariff, and other policies, including exchange rates, and has utilized price and wage controls, the restriction of bank accounts, capital controls, and restrictions on exports to influence the economy, including to reduce extremely high levels of inflation. Future changes in, or the implementation of, such policies, and increased Brazilian political uncertainty, could also have a material adverse effect on the Company and its financial results.

         FOREIGN EXCHANGE RISK. The relationship of Brazil's currency to the value of the U.S. dollar, and the relative rate of devaluation of Brazil's currency, may affect the Company's operating results. In particular, the Company's accounts receivable are denominated in the Brazilian local currency, the Real, while the Company's operating results are recorded in

U.S. dollars. Accordingly, any significant devaluation of the Real relative to the U.S. dollar could have a material adverse effect on the Company's operating results. Prior to 1995, the Company did not engage in hedging transactions to reduce the Company's exposure to risks associated with exchange rate fluctuation. Since such time, the Company has, at times, engaged in hedge transactions as it deemed appropriate. While translation losses have not had a material effect on the Company's financial position, the Company did experience a translation loss of approximately $547,077 for the year ended December 31, 1996.

         POSSIBLE NEED FOR ADDITIONAL FINANCING. Based on the Company's operating plan, the Company believes that with the projected cash flows from continuing operations and the existing and contemplated sources of financing will be sufficient to satisfy its capital requirements and finance its plans for expansion for at least the next twelve months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements for such period. After such twelve-month period, the Company may require additional financing in order to meet its current plans for expansion. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its current plans for expansion.

         EXPIRATION OF TAX-EXEMPT STATUS. The government of the State of Bahia, Brazil has issued a decree that exempts the Company, through and including the year 2003, from the payment of state import duties, state sales tax, and state services tax. The Company is exempted from the payment of Brazilian federal income tax through and including the year 2004 provided the Company meets certain budgeted production goals. Accordingly, upon the expiration of the Company's tax-exempt status, or the inability of the Company and the federal government of Brazil to renegotiate such budgeted production goals, the Company's after-tax earnings may be expected to decline substantially. While the Company and the federal government of Brazil have agreed to budgeted production goals in the past, there can be no assurance that they will successfully do so in future periods. The Company is not exempted from the payment of a federal social contribution tax of 9.09% of income.

         ASSETS OUTSIDE THE U.S.; ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS. While the Company is a U.S. corporation with executive offices in Florida, its principal operations are conducted by Bahia, which is domiciled in Brazil. For the foreseeable future, a substantial portion of the Company's assets will be held or used outside the U.S. (in Brazil). Enforcement by investors of civil liabilities under the Federal securities laws may also be affected by the fact that while the Company is located in the U.S., its principal subsidiary and operations are located in Brazil. Although the Company's executive officers and directors are residents of the U.S., all or a substantial portion of the assets of the Company are located outside the U.S.

         LIMITATION ON SUBSIDIARY TO REPATRIATE EXCESS RETAINED EARNINGS. For the foreseeable future, Bahia, the Company's Brazilian subsidiary, does not intend to distribute any excess retained earnings to its U.S. parent, but to reinvest such earnings, if any, in the development and expansion of its business. Substantially all of the retained earnings of the Company on a consolidated basis are attributable to Bahia. Bahia is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the year ended December 31, 1995 and the year ended December 31, 1996, the tax exemption benefits amounted to $2,832,000 or approximately $0.34 per share and $2,163,667 or approximately $0.24 per share, respectively.

         In the future, should Bahia wish to remit retained earnings in excess of the tax exemption benefits, Brazilian law requires the registration of the foreign capital upon which those retained earnings were made in order to send such earnings abroad in currency other than the Real. Currently, the Company is undergoing the routine administrative procedure necessary to permit such remittances. While the Company believes that such administrative steps will allow Bahia to remit excess retained earnings if it so chooses, there can be no assurance that such administrative procedure will be approved by the Central Bank of Brazil and accordingly might result in the inability of Bahia to remit excess retained earnings to its U.S parent. In the event that the Company fails to have such routine administrative procedure approved by the Central Bank of Brazil, shareholders of the Company may find it difficult to realize value on their investment either through the receipt of dividends or in the appreciation of the value of their equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Vitech America, Inc.

We have audited the accompanying balance sheet of Vitech America, Inc. and Subsidiary as of December 31, 1996 and December 31, 1995, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitech America, Inc. and Subsidiary as of December 31, 1996 and 1995 and the results of operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ PANNELL KERR FORSTER PC
    -----------------------
    Pannell Kerr Forster PC

New York, New York
February 12, 1997


                              VITECH AMERICA, INC.
                                  BALANCE SHEET

                                     ASSETS
                                                                                            DECEMBER 31,
                                                                                ---------------------------------
                                                                                    1996                  1995
                                                                                -----------           -----------
Current assets
     Cash and cash equivalents                                                  $ 1,757,731           $   115,925
     Accounts receivable, net (including $318,969 and $11,031,023
      in 1996 and 1995, respectively, from an affiliate)                         28,430,066            15,346,651
     Inventories                                                                 11,394,477             5,578,974
     Deferred tax asset                                                                --                 102,530
     Due from officers                                                               72,212                  --
     Other current assets                                                           304,955               123,801
                                                                                -----------           -----------
                  Total current assets                                           41,959,441            21,267,881

Property and equipment, net                                                       4,518,024               295,646
Land held for development                                                           770,192               592,000
Other assets                                                                        128,929               105,290
                                                                                -----------           -----------

                  Total assets                                                  $47,376,586           $22,260,817
                                                                                -----------           -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Trade accounts payable                                                     $ 2,545,834           $ 7,030,201
     Accrued expenses                                                               393,513               161,948
     Due to officers                                                                   --                 124,433
     Sales tax payable                                                              604,341                    --
     Income taxes payable                                                           729,048             1,060,391
     Notes payable - related party                                                5,000,000             3,911,917
     Current maturities of long-term debt                                           117,030                    --
     Short-term debt                                                                696,270             2,566,837
                                                                                -----------           -----------
                  Total current liabilities                                      10,086,036            14,855,727
                                                                                -----------           -----------

Noncurrent liabilities
     Income and sales tax payable                                                   703,075                    --
     Long-term debt                                                               1,054,292                    --
                                                                                -----------           -----------
                  Total noncurrent liabilities                                    1,757,367                    --
                                                                                -----------           -----------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares
      authorized, no shares issued                                                      --                     --
     Common stock, no par value, 30,000,000 shares
      authorized, 10,722,457 and 8,000,000 shares
      issued and outstanding                                                     20,203,903               306,398
     Retained earnings                                                           15,329,280             7,098,692
                                                                                -----------           -----------
                  Total shareholders' equity                                     35,533,183             7,405,090
                                                                                -----------           -----------

                  Total liabilities and shareholders' equity                    $47,376,586           $22,260,817
                                                                                -----------           -----------

See notes to financial statements



                              VITECH AMERICA, INC.
                               STATEMENT OF INCOME



                                                                                        YEAR ENDED
                                                                                        DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           1996            1995             1994
                                                                       ------------    ------------    -------------
Net sales (including $8,066,878 in 1996, $36,677,077
 in 1995, and $17,407,363 in 1994 to an affiliate)                     $ 73,321,398    $  48,488,996   $  17,407,363

Cost of sales                                                            53,470,340       39,156,239      16,483,232
                                                                       ------------    -------------   -------------

                  Gross profit                                           19,851,058        9,332,757         924,131

Selling, general and administrative expenses                              8,083,287        1,234,108         505,448
                                                                       ------------    -------------   -------------

                  Income from operations                                 11,767,771        8,098,649         418,683
                                                                       ------------    -------------   -------------
Other (income) expenses
     Interest expense                                                     1,466,773          328,278         171,743
     Interest income                                                       (589,268)              --              --
     Foreign currency exchange losses                                       547,077           16,229              --
     Discount on sale of receivables                                      1,433,199               --              --
     Other                                                                       --            1,817              --
                                                                       ------------    -------------    ------------

                  Total other expenses                                    2,857,781          346,324         171,743
                                                                       ------------    -------------    ------------

                  Income before provision for income taxes                8,909,990        7,752,325         246,940

Provision for income taxes                                                  679,402          847,491          97,370
                                                                       ------------    -------------    ------------

                  Net income                                           $  8,230,588    $   6,904,834    $    149,570
                                                                       ------------    -------------    ------------

Net income per common and common share equivalent                      $        .94    $         .84    $        .02
                                                                       ------------    -------------    ------------

Weighted average common and common share
 equivalents outstanding                                                  8,906,140        8,293,914       8,000,000
                                                                       ------------    -------------    ------------


See notes to financial statements


                              VITECH AMERICA, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                          NUMBER OF      COMMON        RETAINED
                                           SHARES         STOCK        EARNINGS       TOTAL
                                         -----------   -----------   -----------   -----------

Balance at December 31, 1993               8,000,000   $   306,398   $    44,288   $   350,686

     Net income                                   --            --       149,570       149,570
                                         -----------   -----------   -----------   -----------

Balance at December 31, 1994               8,000,000       306,398       193,858       500,256

     Net income                                   --            --     6,904,834     6,904,834
                                         -----------   -----------   -----------   -----------

Balance at December 31, 1995               8,000,000       306,398     7,098,692     7,405,090

     Issuance of common stock for cash
      in private placement in August
      1996 ($1.50 per share)                  13,648        20,472            --        20,472

     Issuance of common stock for
      cash in initial public offering
      in November 1996 ($10.00 per
      share)                               2,115,500    17,877,033            --    17,877,033

     Issuance of common stock for
      conversion of note payable
      in November 1996                       593,309     2,000,000            --     2,000,000

     Net income                                   --            --     8,230,588     8,230,588
                                         -----------   -----------   -----------   -----------
Balance at December 31, 1996              10,722,457   $20,203,903   $15,329,280   $35,533,183
                                         -----------   -----------   -----------   -----------


See notes to financial statements
                                       21


                              VITECH AMERICA, INC.
                             STATEMENT OF CASH FLOWS


                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                  --------------------------------------------
                                                                      1996            1995            1994
                                                                  ------------    ------------    ------------
Cash flows from operating activities
     Net income                                                   $  8,230,588    $  6,904,834    $    149,570
     Adjustments to reconcile net income to net cash used in
      operating activities
         Depreciation                                                  263,800          32,934          12,752
         Loss on disposal of assets                                       --              --             4,200
         Provision for doubtful accounts                               563,434            --              --
         Reserve for inventory obsolescence                            181,566            --           103,980
         Changes in assets and liabilities
              Accounts receivable                                  (15,164,106)    (11,149,920)     (1,780,116)
              Inventories                                           (5,997,069)     (2,280,995)     (2,458,416)
              Deferred tax asset                                       102,530         (47,900)        (54,630)
              Other assets                                            (204,793)       (123,801)         (4,800)
              Trade accounts payable                                (4,484,367)      3,168,229       3,706,536
              Accrued expenses                                         231,565          66,860          85,332
              Due to/from officers                                    (196,645)         78,787          45,646
              Income and sales taxes payable                           976,073         895,391         152,000
                                                                  ------------    ------------    ------------
                      Net cash used in operating activities        (15,497,424)     (2,455,581)        (37,946)
                                                                  ------------    ------------    ------------
Cash flows from investing activities
     Purchases of property and equipment                            (2,968,921)       (249,295)        (57,066)
     Investments in land held for development                         (178,192)        (68,799)           --
                                                                  ------------    ------------    ------------
                      Net cash used in investing activities         (3,147,113)       (318,094)        (57,066)
                                                                  ------------    ------------    ------------
Cash flows from financing activities
     Deferred offering costs                                              --           (87,500)           --
     Proceeds under lines-of-credit                                       --              --            52,669
     Payments under lines-of-credit                                       --          (896,919)           --
     Proceeds from notes payable - related party                     5,000,000       2,006,887            --
     Repayment of notes payable - related party                     (1,911,917)       (222,410)           --
     Proceeds from notes payable                                     1,191,564       2,000,000            --
     Proceeds from short-term borrowing - bank                         696,270         217,994            --
     Repayment of short-term borrowing - bank                       (2,566,837)       (174,358)           --
     Proceeds from issuance of senior debentures                     1,365,000
     Repayment of senior debentures                                 (1,365,000)
     Repayment of notes payable                                        (20,242)           --              --
     Net proceeds from sale of common stock                         17,897,505            --              --
                                                                  ------------    ------------    ------------
                      Net cash provided by financing activities     20,286,343       2,843,694          52,669
                                                                  ------------    ------------    ------------
                      Net increase (decrease) in cash and cash
                       equivalents                                   1,641,806          70,019         (42,343)

Cash and cash equivalents - beginning of year                          115,925          45,906          88,249
                                                                  ------------    ------------    ------------
Cash and cash equivalents - end of year                           $  1,757,731    $    115,925    $     45,906
                                                                  ------------    ------------    ------------


See notes to financial statements
                                       22


                              VITECH AMERICA, INC.
                       STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                       1996              1995              1994
                                                                                   -----------        ---------         -----------
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                              $ 2,896,284        $ 373,680         $   154,506
                                                                                   -----------        ---------         -----------
         Taxes                                                                     $   852,119        $       -         $         -
Supplemental schedule of non-cash investing and financing activities               -----------        ---------         -----------
     Investment in land held for development acquired through
      seller financing agreements                                                  $         -        $ 523,201         $         -
     Assumption of a note payable to a related party from Vitoria                  -----------        ---------         -----------
      Tecnologia S.A.                                                              $         -        $       -         $ 2,127,440
                                                                                   -----------        ---------         -----------
     Conversion of note payable to 593,309 shares of common stock                  $ 2,000,000        $       -         $         -
     Property and asset received in settlement of outstanding accounts             -----------        ---------         -----------
      receivable                                                                   $ 1,517,257        $       -         $         -
                                                                                   -----------        ---------         -----------

See notes to financial statements

                              VITECH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 1 - ORGANIZATION AND PRINCIPAL INDUSTRY

Vitech America, Inc. (the "Company"), a Florida corporation, was incorporated in June 1993. The Company is engaged in the manufacture and distribution of computer equipment and related products. On March 7, 1995, the majority shareholders of the company formed Bahiatech Bahia Tecnologia, Ltda. (the "Subsidiary") and on October 12, 1995, the Company acquired a 99% interest in the Subsidiary. The Subsidiary, located in Ilheus, Bahia, Brazil, is engaged in the assembly and sale of computer and electronic equipment and their components.

All of the sales are concentrated in Brazil, with approximately 38% and 15% to one unrelated customer in 1996 and 1995, respectively, and 11% and 76% to Vitoria Tecnologia S.A. (Vitoria), an affiliate through common ownership, in 1996 and 1995, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its Subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of acquisition to be a cash equivalent. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments is a reasonable approximation of fair value, except for related party debt which is not practical to estimate as no similar market exists for these instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is computed over the estimated service lives of the related assets using the straight-line method. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



REVENUE RECOGNITION

The Company's policy is to record revenues upon transfer of title to the customer. Title transfers to the customer upon receipt of the merchandise by the customer.

LAND HELD FOR DEVELOPMENT

Land held for development is carried at cost and is comprised of undeveloped parcels near Ilheus, Bahia, Brazil.

INCOME TAXES

The Company applies the asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

The Subsidiary operates in the North-east region of Brazil and enjoys an exemption from income taxes through and including the year 2004. The Subsidiary is entitled to an exemption from income taxes on the Brazilian operating profit ("Lucro da Exploracao") once twenty percent of the budgeted production goals in units are met in each year during the exemption period. This benefit is reported as a reduction of income tax expense for the period in which earned.

PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding during each period plus common equivalent shares arising from the convertible promissory note (see note 6) and, stock options and warrants, if dilutive. Fully diluted earnings per common and common equivalent shares are not presented as such amounts are the same as primary earnings per share.

The Company used a portion of the proceeds from the initial public offering to repay certain outstanding debt. Earnings per share adjusted for the effect of the repayment of this debt and the issuance of additional shares of common stock as if this transaction occurred on January 1, 1996 would have been $0.82.

TRANSLATION INTO U.S. DOLLARS

The Subsidiary's assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

EXEMPTION OF VALUE ADDED TAX (ICMS)

The Subsidiary is exempt from ICMS (Value Added Tax) on imported materials and components, and on the sales of the finished products arising from such raw materials through and including the year 2003. The benefits are reflected in sales and cost of sales.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



INTERNATIONAL OPERATIONS

The Company operates in one industry segment (the manufacture and distribution of computer and electronic equipment and related products) and markets its products and services through its foreign subsidiary located in Brazil. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future. Sales through the Company's foreign subsidiary totaled $70,175,872, $15,978,000 and $-0- for the years ended December 31, 1996, 1995 and 1994, respectively.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) in 1996. The Company has included in Note 11, the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted since January 1, 1995, pursuant to SFAS 123.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company made sales to Vitoria Tecnologia S.A., an entity related through common ownership, during 1996, 1995 and 1994 in the amounts of $8,066,878, $36,677,077 and $17,407,363, respectively. Amounts due from Vitoria, at December 31, 1996 and 1995, amounted to $318,969 and $11,031,023, respectively.
Additionally, during 1996 and 1995, the Company purchased $4,181,727 and $2,800,000, respectively, of inventory from Vitoria.

As discussed in note 6, the Company has outstanding debt obligations to a related party.

In 1996, the Company entered into three year employment agreements with both its president and its majority shareholder expiring on December 31, 1998. Under the terms of the agreements, each individual will receive annual compensation of $240,000, subject to annual increases, as defined. At December 31, 1996, $64,531 was owed to the Company from the majority shareholder for advances made on his behalf net of amounts due under the above agreement, while the Company was obligated in the amount of $7,347 to the President under the above agreement and for the reimbursement of travel expenses. In addition at December 31, 1996 $15,028 was due from an officer of the Company.

In 1995, the Company had an employment agreement with its president that provided for payments of $10,000 per month. At December 31, 1995, $146,667 was owed to the president which amount includes compensation under the above agreement and unreimbursed travel expenses. In addition, the Company had a management agreement with its majority shareholder for 1995 that provided for payments of $10,000 per month. At December 31, 1995, the shareholder owed the Company $22,234 for advances made on his behalf net of amounts due under the above agreement.

During 1996, the Company's subsidiary sold to an affiliate $12,070,738 of its trade accounts receivable for $10,637,539 and accordingly, recognized a discount on the sale in the amount of $1,433,199 which is reflected in the accompanying statement of income. As of December 31, 1996, there were no material amounts outstanding associated with such receivables.



                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



NOTE 4 - INVENTORIES

Inventories are summarized as follows:

                                                                                  1996           1995
                                                                              -----------   -----------

Finished goods                                                                $ 1,750,448   $ 1,753,970
Components                                                                      7,307,276     3,825,004
Consigned goods                                                                 2,336,753          --
                                                                              -----------   -----------
                                                                              $11,394,477   $ 5,578,974
                                                                              -----------   -----------

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                                                  1996          1995
                                                                              -----------   -----------

Property                                                                      $   423,746   $      --
Furniture, office and transportation
 equipment                                                                      2,420,434       287,236
Warehouse equipment                                                             1,646,780        56,186
Construction in progress                                                          335,081          --
                                                                              -----------   -----------
                                                                                4,826,041       343,422
Less accumulated depreciation                                                     308,017        47,776
                                                                              -----------   -----------
                                                                              $ 4,518,024   $   295,646
                                                                              -----------   -----------

NOTE 6 - NOTES PAYABLE - RELATED PARTY

The Company had the following notes payable to an affiliate of the majority shareholders' at December 31, 1996 and 1995:

                                                                                  1996          1995
                                                                              -----------   -----------
6% promissory note payable on demand (assumed
 from Vitoria Tecnologia, S.A.)                                               $      --     $ 1,911,917

Promissory note payable, due on demand, bearing
 interest at 9%                                                                      --       2,000,000

Promissory note payable, due June 14, 1997
 bearing interest at 20%                                                        5,000,000          --
                                                                              -----------   -----------
                                                                              $ 5,000,000   $ 3,911,917
                                                                              -----------   -----------

During 1996, 1995, and 1994 the Company incurred interest expense of $257,975, $233,810 and $106,680, respectively, in connection with these obligations.

In November 1996, the 9% note payable was converted into 593,309 shares of common stock of the Company.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



NOTE 7 - SHORT-TERM DEBT

Short-term debt consists of the following at December 31, 1996 and 1995:

                                                          1996         1995
                                                       ----------   ----------
Short-term bank loans bearing interest at 3.4% per
 month and matures on a revolving basis                $  696,270   $     --

Short-term debt due banks (resulting from discounted
 accounts receivable) bearing interest at 5.5% per
 month and maturing in April 1996                            --        217,494

Short-term debt (US dollar denominated) due on the
 purchase of land, noninterest-bearing, and payable
 in monthly installments through September 1996              --        349,343

Note payable - Meris Financial Incorporated (a)              --      2,000,000
                                                       ----------   ----------
                                                       $  696,270   $2,566,837
                                                       ----------   ----------

    Weighted average interest rate on short-term borrowing amounted to 3.74% and 1.2% per month for the years ended December 31, 1996 and 1995, respectively.

(a) On October 28, 1995, the Company entered into a loan agreement with Meris Financial Incorporated. Pursuant to the agreement, the Company executed a note payable in the amount of $2,000,000 with interest at 12% payable monthly. Principal was due on October 28, 1997. The note was guaranteed by the majority shareholders and collateralized by certain fixed assets of the Company, real property of its affiliates, beneficial rights under certain agreements held by the majority shareholders for options to purchase interests in certain affiliates, all of the currently outstanding stock of the Company and the majority shareholders' ownership interests in the Company's Brazilian affiliates. The note was convertible, at any time up to maturity, into approximately 4.7% of the issued or issuable common stock of the Company. In July 1996, the Company entered into a modification agreement whereby the Company agreed to make payments of $20,000 during July 1996, $200,000 during August 1996, $125,000 during September 1996, $100,000 during
    October 1996, each payment applied first to accrued unpaid interest and the balance to principal outstanding. The remaining unpaid accrued interest and principal was paid October 30, 1996 in accordance with the modification agreement. According to the modification agreement all conversion rights and options associated with such loan expired upon the repayment of the loan.

NOTE 8 - INCOME AND SALES TAXES PAYABLE

In May 1996, the Company's subsidiary entered into agreements with Federal and State Governments to pay past due 1995 sales, income and social contribution taxes in monthly installments commencing July 1996 through December 1998.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



NOTE 9 - LONG-TERM DEBT

Long-term debt at December 31, 1996 is summarized as follows:


     Construction loan payable (a)                                    $ 813,323

     Note payable maturing October 1999 which requires monthly
     payments of $10,503 applied first to interest at 6.67% per
     annum and the balance to reduction of principal                    315,991

     Note payable maturing August 2001 which requires
     monthly payments of $750  applied first to interest
     at 9.9% per annum and the balance to reduction
     of principal                                                        42,008
                                                                    -----------
                                                                      1,171,322
     Less current maturities                                            117,030
                                                                    -----------
                                                                    $ 1,054,292
                                                                    -----------

(a) In August 1996 Bahiatech entered into a loan credit facility totaling $3,405,329, comprised of a working capital line of credit of $785,845 and a construction loan credit facility of $2,619,484 to be utilized for the construction of a new manufacturing and administrative plant in Ilheus, Brazil. The working capital line of credit may be drawn down upon substantial completion of the new plant but no later than June, 1997 and bears interest at the Central Bank of Brazil rate for long-term debts plus 7% (at December 31, 1996 approximately 18%).

    The construction loan credit facility is available in the following installments and dates based upon the presentation of firm contracts to the lender and inspection of the progress of the project.

               November 15, 1996                    $  845,269
               February 15, 1997                       833,207
               May 15, 1997                            886,746
               August 15, 1997                          54,262
                                                     ---------
                                                    $2,619,484
                                                    ----------

    The construction loan credit facility bears interest at the Central Bank of Brazil rate for long-term debts plus 4% (at December 31, 1996 approximately 15%).

    On March 15, 1998 the amounts outstanding on the working capital line of credit and construction loan credit facility convert into a term loan requiring forty-eight monthly installments of principal plus interest due February 15, 2002.

    The credit facilities are guaranteed by a first mortgage lien on the new plant, a lien on land held for development located in Ilheus, Bahia and the personal guarantees of the two principal officers of the Company.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



Maturities of long-term debt at December 31, 1996 are as follows:

               YEAR ENDING
               DECEMBER 31,
               ------------

           1997          $    117,030
           1998               292,841
           1999               304,545
           2000               212,776
           2001               210,085
           2002                34,045
                         ------------
                         $  1,171,322
                         ------------

NOTE 10 - INCOME TAXES

The components of the provision for income taxes are as follows:

                            1996           1995           1994
                         ---------      ---------      ---------
Current
     Federal             $(140,770)     $ 172,000      $ 130,000
     State                    --           30,000         22,000
     Foreign               717,642        699,991           --
                         ---------      ---------      ---------
                           576,872        901,991        152,000
                         ---------      ---------      ---------
Deferred
     Federal                92,652        (46,500)       (49,000)
     State                   9,878         (8,000)        (5,630)
                         ---------      ---------      ---------
                           102,530        (54,500)       (54,630)
                         ---------      ---------      ---------
                         $ 679,402      $ 847,491      $  97,370
                         ---------      ---------      ---------

There were no material reconciling items between the U.S. Federal Statutory tax rate and the effective tax rate on U.S. based income. In 1996, the Company carried back a current year operating loss to recover U.S. Federal income taxes paid in prior years.

Included in the accompanying balance sheet at December 31, 1995, is a net deferred tax asset of $102,530 primarily relating to inventory reserves for obsolescence and certain accrued expenses. No deferred tax asset valuation allowance was required at December 31, 1995.

The Brazilian federal statutory income tax rate varies according to the level of income and to the taxes and levies applicable to any one year. The federal statutory income tax rate applicable to the subsidiary is a composite rate approximating 33% for 1996 and 48% for 1995. This rate includes a 9% federal levy on net income, sometimes referred to as Social Contribution. The difference from the effective tax rate and the composite rate relates to the income tax exemption described in note 2.

As of December 31, 1996 and 1995, the Company has not provided for withholding or U.S. federal income taxes on accumulated undistributed earnings of its foreign subsidiary amounting to $15,743,838 and $6,787,374, respectively, as they are restricted from distribution under Brazilian law (see note 11).

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



NOTE 11 - SHAREHOLDERS' EQUITY

COMMON STOCK

On July 26, 1996, the Company's Board of Directors approved the following resolutions: (i) an increase in the number of authorized common shares to 30,000,000 and a split to effect the issuance of 8,000 shares of common stock in exchange for each share of common stock then outstanding and (ii) the authorization of 3,000,000 shares of no par value preferred stock. The effect of the stock split has been presented retroactively in the accompanying financial statements.

Also on July 26, 1996 the Company issued a private placement memorandum offering and sold 27.3 units (the "Units") for $50,750 per unit. Each unit consists of $50,000 principal amount of 9% senior debentures, 1,000 common stock purchase warrants, and 500 shares, no par value per share, of the Company's common stock. The principal amount of, and the accrued and unpaid interest on, the debentures were repaid in November 1996. Interest on the Debentures accrued at the rate of 9% per annum. Each warrant entitles the registered holder thereof to acquire from the Company one share of common stock, no par value per share of the Company at an exercise price per share of $10.

In November 1996, 2,115,500 shares of common stock were sold in an initial public offering at $10 per share. The net proceeds to the Company of $17,877,033 were used to repay a portion of the short-term debt including the 9% senior debentures issued in the July 1996 private placement. In connection with this offering, warrants to purchase 200,000 shares of common stock were issued.

The following warrants were issued in 1996:

                                     OUTSTANDING     EXERCISABLE
                                        AT END         AT END      EXPIRATION
      PRICE PER SHARE    ISSUED        OF YEAR        OF YEAR         DATE
      ---------------  ---------      --------       --------     -------------

          $10            27,296        27,296        27,296       November 1999
          $14           200,000       200,000          --         November 2001

There were no warrants exercised or expired during 1996.

SUBSIDIARY RETAINED EARNINGS AND DIVIDENDS

At December 31, 1996 and 1995, shareholders' equity consisted of $15,743,838 and $6,787,374, respectively, in retained earnings generated from the Subsidiary operations. The Subsidiary is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1996 and 1995, the tax exemption benefits amounted to $2,163,667 ($0.24 per share) and $2,832,000 ($0.34 per share), respectively. Should the Subsidiary wish to remit future earnings in excess of the tax exemption benefits, Brazilian law requires the registration of the foreign capital upon which those retained earnings were made in order to send such earnings abroad in currency other than the Brazilian currency. Currently, the Company is in the process of taking the administrative steps necessary to permit such remittances of future earnings. While the Company believes that such administrative steps will allow the Subsidiary to remit such retained earnings, if it so chooses, there can be no assurance that such steps will comply with all Brazilian laws and regulations.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



Cash dividends credited or paid to shareholders outside of Brazil are subject to a withholding tax of 0% and 15% in 1996 and 1995, respectively. In addition, tax exemption benefits totaling $4,995,667 at December 31, 1996 cannot be distributed as dividends and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law.

STOCK OPTIONS

On August 20, 1996 the Board of Directors and the majority shareholders of the Company adopted a stock option plan (the Plan). The Plan provides for the grant of options to purchase up to 200,000 shares of common stock to employees, officers, directors, and consultants of the Company at a price to be determined by the Board of Directors (as defined). Options may be either incentive stock options or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.

On September 3, 1996, the Company authorized the issuance of options to purchase up to 4,000,000 shares of Common Stock. 2,040,000 options were issued to Georges
C. St. Laurent, III, the Company's Chairman of the Board and Chief Executive Officer and 1,960,000 options were issued to William C. St. Laurent, the Company's President and Chief Operating Officer. 1,000,000 options are exercisable at $15 per share, another 1,000,000 options are exercisable at $20 per share and the remaining 2,000,000 options are exercisable at $25 per share. The options are exercisable for a four year period beginning November 1996.

Information on stock options is shown in the following table:

                                              OPTIONS          OPTIONS            PRICE           WEIGHTED
                                            OUTSTANDING      EXERCISABLE          RANGE         AVERAGE PRICE
                                           ------------      -----------      ------------     --------------

     Balances at December 31, 1993                --               --         $         --        $    --
     Granted (a)                               178,000             --         .04 -    .05            .04
     Became exercisable                           --               --                   --             --
                                           -----------        ---------       ------------        -------
     Balances at December 31, 1994             178,000             --          .04 -   .05            .04
     Granted (a)                               188,500             --          .06 -   .90            .34
     Became exercisable                           --             36,100        .04 -   .05            .04
                                           -----------        ---------       ------------        -------
     Balances at December 31, 1995             366,500           36,100        .04 -   .90            .20
     Granted (b)                             4,085,000             --          .95 - 25.00          21.02
     Became exercisable                           --          4,288,670        .04 - 25.00          20.03
     Exercised                                (138,170)        (138,170)       .12 -   .90            .36
                                                             ----------      -------------        -------
     Balances at December 31, 1996 (c)       4,313,330        4,186,600      $ .04 - 25.00          19.91
                                           -----------       ----------      -------------        -------

-----------
(a) Represent options granted to certain employees and consultants of the Company and are an option to purchase shares from the principal shareholders of the Company.

(b) Includes 15,000 options granted to certain employees and consultants of the Company and are an option to purchase shares from the principal shareholders of the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



(c) Of the options exercisable at December 31, 1996, 254,770 consist of options issued by principal shareholders to certain employees of the Company. In connection with the November 1996 initial public offering (IPO), these employees have agreed not to exercise these options for a period of 24 months without the consent of the representative of the underwriters of the IPO.

In January 1997, the Company granted options to purchase up to 20,000 shares of common stock to directors with an exercise price of $9.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Sholes option-pricing model, the pro forma effect on the Company's 1996 net income and per share amounts would have been:

     Net income - as reported                         $ 8,230,588
     Net income - pro forma                             4,409,388
     Net income per share - as reported                       .94
     Net income per share - pro forma                         .51

There was no material effect to the 1995 net income and per share amounts for options issued in 1995.

The fair value of each option grant is calculated using the following weighted average assumptions:

     Expected life (years)                        4
     Interest rate                                6%
     Volatility                                  30%
     Dividend yield                             0.0%

NOTE 12 - MAJOR SUPPLIERS

The Company purchased merchandise principally from suppliers located in the United States. In 1996 no unrelated supplier accounted for 10% of total purchases. In 1995, purchases from one unrelated supplier accounted for approximately 12% of total purchases. In 1994, purchases from three unrelated suppliers accounted for approximately 39% of total purchases.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In August 1995, the Company entered into a three-year noncancelable lease agreement for an office and warehouse building in Miami, Florida, at an annual rental of approximately $102,000, increasing annually for changes in the consumer price index. The lease requires the Company to pay for its proportionate share of real estate taxes, insurance and other taxes and assessments.

The Company leases warehouse and office space in Sao Paulo, Brazil at an annual rental of $36,000 and $48,000 respectively. These leases expire June 30, 1999 and February 28, 1997, respectively. The Company leases manufacturing and administrative space in Ilheus, Brazil at a monthly rental of $13,500. This lease expires May 31, 1997.

In addition, the Company has various other operating lease agreements primarily involving automobiles and office equipment. These leases are noncancelable and expire at various dates through 1998.

                              VITECH AMERICA, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



Minimum lease commitments under the above operating leases (inclusive of the warehouse and office lease) as of December 31, 1996 are as follows:

     1997                       $  213,500
     1998                          104,000
     1999                           18,000
                                 ---------
                                $  335,500
                                 ---------

Rent expense under all operating leases in 1996, 1995 and 1994, was approximately $362,500, $185,300 and $113,000, respectively.

The Company is subject to inspections and potential claims arising out of the conduct of its business, principally in connection with tax, labor and government regulatory matters, and is the defendant in certain legal actions arising from its normal business practice. While the ultimate results of inspections, claims, administrative processes and lawsuits cannot be determined, management does not expect that the resolution of such matters will have a material effect on the financial position or future results of operations of the Company.

In 1996, the Company secured lines-of-credit totaling $1.2 million which expire on June 30, 1997. $1 million is available to support letters-of-credit which the Company may issue to secure purchase obligations, and requires the Company to provide a cash deposit equivalent to 30% of each letter-of-credit. The credit agreements are secured by a lien on all personal property (as defined) owned by the Company. At December 31, 1996 there were no outstanding borrowings under these lines. During 1997 the Company obtained an additional $1 million line-of-credit to be utilized to support letters-of-credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To be incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this report:

         Financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."

Exhibits:
(1.1)    Form of Underwriting Agreement. (1)
(1.2)    Form of Representative's Warrant Agreement. (1)
(3.1)    Articles of Incorporation dated June 24, 1993. (1)
(3.2) Amendments to the Company's Articles of Incorporation dated November 13, 1995 and July 26, 1996. (1)
(3.3)    By-Laws of the Company. (1)
(4.1)    Form of Common Stock Certificate. (1)
(10.1)   Stock Option Plan. (1)

(10.2) Employment Agreement between the Company and William St. Laurent dated January 1, 1996. (1)
(10.3) Employment Agreement between the Company and Georges St. Laurent, III dated January 1, 1996. (1)
(10.5)   Option Agreements for William St. Laurent and Georges St. Laurent, III.
         (1)
(10.11) Loan Agreement between the Company and Georges St. Laurent, Jr. dated December 17, 1996.
(11)     Statement re: Computation of per share earnings.
(21)     Subsidiaries of the Company. (1)
(27.1)   Financial Data Schedule
--------------
(1) Incorporated by reference to exhibit of the same number filed with the Company's Registration Statement on Form S-1, file #333-11505.

(b)   Reports on Form 8-K:

         On November 19, 1996, the Company filed on Form 8-K under Item 5, that the Company reported its sales and earnings for the third quarter and nine months ended September 30, 1996. The sales and earnings were set forth in a press release which was issued on November 19, 1996. A copy of the press release was also filed under Item 7.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  GEORGES C. ST. LAURENT
--------------------------------
Georges C. St. Laurent
Chairman of the Board and
Chief Executive Officer

Date:  March 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                   TITLE                                      DATE
                ---------                                   -----                                      ----
/s/  GEORGES C. ST. LAURENT, III           Chairman of the Board of Directors                     March 24, 1997
--------------------------------           and Chief Executive  Officer  (Principal
Georges C. St. Laurent, III                Executive Officer)


/s/  WILLIAM ST. LAURENT                   President, Chief Operating Officer and                 March 24, 1997
--------------------------------           Director
William St. Laurent


/s/  MITCHELL E. ASHER                     Vice President, Chief Financial                        March 24, 1997
--------------------------------           Officer and Director (Principal
Mitchell E. Asher                          Accounting Officer)



Joseph K. Meyer                            Director


H.R. Shepherd                              Director


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTIONS
------         ------------


(10.11)        Loan Agreement between the Company and Georges St. Laurent, Jr.
               dated December 17, 1996.

(11)           Statement re:  Computation of per share earnings.

(27.1)         Financial Data Schedule