Form 10-Q
period 1997-03-31
VITECH AMERICA INC
filed 1997-05-15
CIK 1021282

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___

         As of May 14, 1997 there were 10,726,457 shares of the Common Stock of the Company, no par value, outstanding.

                            I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     Assets

                                                                   MARCH 31, 1997      DECEMBER 31, 1996
                                                                   --------------      -----------------
Current assets
        Cash and cash equivalents                                    $ 1,669,582          $ 1,757,731
        Accounts receivable                                           32,986,445           28,430,066
        Inventories                                                   15,325,294           11,394,477
        Deferred tax assets                                              388,122                 --
        Due from officers                                                   --                 72,212
        Other current assets                                           1,143,699              304,955
                                                                     -----------          -----------
                    Total current assets                              51,513,142           41,959,441

Property and equipment, net                                            5,198,798            4,518,024
Land held for development                                                773,411              770,192
Other assets                                                             105,837              128,929
                                                                     -----------          -----------
                    Total assets                                     $57,591,188          $47,376,586
                                                                     ===========          ===========

                      Liabilities and Shareholders' Equity
Current liabilities
        Trade accounts payable                                       $ 5,841,499          $ 2,545,834
        Accrued expenses                                                 256,061              393,513
        Due to officers                                                  528,083                 --
        Sales tax payable                                                706,499              604,341
        Income tax payable                                               626,890              729,048
        Notes payable - related party                                  5,000,000            5,000,000
        Current maturities of long-term debt                             118,354              117,030
        Short-term debt                                                5,574,532              696,270
                                                                     -----------          -----------
                   Total current liabilities                          18,651,918           10,086,036

Long-term liabilities

        Income and sales tax payable                                     569,596              703,075
        Loans payable                                                  1,007,337            1,054,292
                                                                     -----------          -----------
                   Total long-term liabilities                         1,576,933            1,757,367
                                                                     -----------          -----------
                   Total Liabilities                                  20,228,851           11,843,403

Shareholders' equity
        Preferred stock, no par value, 3,000,000 shares
           authorized, no shares issued                                       --                   --
        Common stock, no par value, 30,000,000 shares authorized,
           10,726,457 and 8,000,000 shares issued and outstanding     20,243,903           20,203,903
        Retained earnings                                             17,118,434           15,329,280
                                                                     -----------          -----------
                   Total shareholders' equity                         37,362,337           35,533,183
                                                                     -----------          -----------
                   Total liabilities and shareholders' equity        $57,591,188          $47,376,586
                                                                     ===========          ===========

See notes to financial statements

                              VITECH AMERICA, INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                             MARCH 31, 1997       MARCH 31, 1996
                                                             --------------       --------------
Net Sales (including $8,066,878 to an affiliate
  in the three months of 1996)                                $16,994,562          $11,705,127

Cost of sales                                                  12,026,629            8,598,250
                                                              -----------          -----------
    Gross profit                                                4,967,933            3,106,877

Selling, general and administrative expenses                    2,441,897            1,192,940
                                                              -----------          -----------
    Income from operations                                      2,526,036            1,913,937

Other expenses:
    Discount on sale of receivables                                    --              308,179
    Interest Expense                                              379,282              261,983
    Foreign currency exchange losses                              230,991              178,920
                                                              -----------          -----------
    Income before taxes                                         1,915,763            1,164,855

Provision for income taxes                                        126,609              125,826
                                                              -----------          -----------
    Net income                                                $ 1,789,154          $ 1,039,029
                                                              ===========          ===========
Weighted average shares and share equivalents
outstanding                                                    10,749,753            8,503,853

Net income per common and common share equivalent             $      0.17          $      0.12

See notes to financial statements.

                              VITECH AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                             MARCH 31, 1997        MARCH 31, 1996
                                                                             --------------        --------------
Cash flows from operating activities:
    Net income                                                                 $ 1,789,154           $ 1,039,029
    Adjustments to reconcile net income to net cash provided
      operating activities:
        Depreciation                                                               176,424                38,699
        Provision for doubtful accounts                                            206,125                    --
        Changes in assets and liabilities:
            Accounts receivable                                                 (4,762,503)            6,762,526
            Inventories                                                         (3,930,816)           (3,064,439)
            Deferred tax asset                                                    (388,122)                   --
            Due from officer                                                        72,212                    --
            Other assets                                                          (815,652)              (78,951)
            Trade accounts payable                                               3,295,665            (1,936,106)
            Accrued expenses                                                      (137,452)              (17,178)
            Due to officer                                                         528,083               (83,298)
            Income and other taxes payable                                              --                    --
                                                                               -----------           -----------
                      Total adjustments                                         (5,756,036)            1,621,253
                                                                               -----------           -----------
                      Net cash provided/(used) by operating activities          (3,966,882)            2,660,282
                                                                               -----------           -----------
Cash flows (used) by investing activities:
    Purchase of property and equipment                                            (857,200)           (1,235,168)
    Investment                                                                      (3,219)                   --
                                                                               -----------           -----------
                      Net cash used in investing activities                       (860,419)           (1,235,168)

Cash flows from financing activities:
    Net proceeds under short-term debt                                           4,879,586              (566,837)
    Net proceeds under long-term debt                                              (46,955)
    Net proceeds of income and sales tax payable                                  (133,479)              341,930
    Net proceeds from note payble - related party                                       --              (300,000)
    Proceed from issuance of common stock                                           40,000                    --
                                                                               -----------           -----------
                      Net cash provided by financing activities                  4,739,152              (524,907)
                                                                               -----------           -----------
                      Net increase in cash and cash equivalents                    (88,149)              900,207

Cash and cash equivalents - beginning of period                                  1,757,731               115,925
                                                                               -----------           -----------
Cash and cash equivalents - end of period                                      $ 1,669,582           $ 1,016,132
                                                                               ===========           ===========

See notes to financial statements.

                              VITECH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended March 31, 1997 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The financial statements for 1997 and 1996 include the accounts of the Company and its subsidiary, Bahiatech -Bahia Tecnologia, Ltda. All of the Company's sales are concentrated in Brazil, with approximately 32% to one customer for the three months ended March 31, 1997. During the three months ended March 31, 1996, the Company had $8,066,878 in sales to Vitoria Tecnologia S.A., an affiliate through common ownership.

NOTE 2 - INVENTORIES

Inventories as of March 31, 1997 consisted of the following:

                                                         MARCH 31, 1997
                                                         --------------
           Finished goods                               $     1,282,438
           Components                                        10,468,827
           Consigned inventories                              3,574,029
                                                        ---------------
                   Total inventories                    $    15,325,294
                                                        ===============

NOTE 3 - OTHER CURRENT ASSETS

As of March 31, 1997, included in other current assets was a receivable in the amount of $791,594 from Vitoria Tecnologia S.A., an affiliate through common ownership. Such receivable was due to the Company for warranty and other services performed.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

At March 31, 1997, the Company had a note payable, dated December 17, 1996, to Georges C. St. Laurent, Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and CEO, and William St. Laurent, the President and COO. Such note bears an annual interest rate of 20% and has a term of 180 days.

NOTE 5 - SHORT-TERM DEBT

Short-term debt consisted of the following at March 31, 1997:

                                                                MARCH 31, 1997
                                                                --------------
    Various bank lines-of-credit and other short-term
        borrowings due banks at interest rates ranging from
        2.5% to 3% per month and maturing on a revolving basis $ 4,670,193 Working capital line-of-credit bearing an annual
        interest rate of 8.5%                                          200,000
    Bank loans payable (resulting from discounted
        accounts receivable) bearing an average
        interest rate of 3% per month                                  704,339
                                                                 -------------
              Total                                              $   5,574,532
                                                                 =============

NOTE 6 - SHAREHOLDERS' EQUITY

On March 27, 1997, the Company issued 4,000 shares of common stock as the result of the exercise of 4,000 warrants. Such warrants were issued in a private placement that the Company completed on August 30, 1996 and were exercised at a price of $10 per common share.

NOTE 7 - PER SHARE INFORMATION

Per share information is based on the weighted average of common shares and common equivalent shares outstanding during each period. During the three months ended March 31, 1997, the weighted average number of common equivalent shares consisted of 27,296 warrants for common shares. During the three month period ended March 31, 1996, the weighted average number of common equivalent shares resulted from the assumed conversion of a $2,000,000 promissory note issued in May of 1995. Such note was payable to GSL Jr. and was convertible into 5.925% of the outstanding common stock of the Company. Fully diluted earnings per common and common equivalent shares are not presented as such amounts are the same as primary earnings per share.

NOTE 8 - SUBSEQUENT EVENTS

NOTE PAYABLE - RELATED PARTY

On April 10, 1997, the Company borrowed $5,000,000 at an annual interest rate of 20% and a term of 180 days from GSL Jr. The loan is evidenced by a note payable and is secured by certain assets of the Company. The proceeds of the loan are to be used for general corporate and working capital purposes.

STOCK OPTIONS

On April 10, 1997, the Company granted options purchase 45,843 shares of the Company's common stock to GSL Jr. Such options were granted in connection with consulting services for the Company. The options are exercisable for a five year period and have an exercise price of $12 per share. The options were issued pursuant to the provisions of the Company's 1996 Stock Option Plan.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated revenues:

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                  MARCH 31, 1997  MARCH 31, 1996
                                                  --------------  --------------
  Sales                                               100%             100%
  Cost of sales                                        70.8             73.5
  Gross profit                                         29.2             26.5
  Selling, general and administrative expenses         14.4             10.2
  Income from operations                               14.9             16.4
  Interest and financing expense                        2.2              4.9
  Net Income                                           10.5              8.9

         Sales increased by $5,289,435, or approximately 45% to $16,994,562 for the first quarter of 1997 as compared to $11,705,127 for the first quarter of 1996. Such increase in sales was primarily attributable to the expansion of the Company's end-user sales strategy. As of March 31, 1997, the Company had included in its primary direct distribution channel: a direct corporate sales force marketing work stations, servers and networking products direct to corporate customers; a national network of approximately 80 sales agents that enable the Company to attain a direct relationship with the end-user while serving as regional hubs carrying inventory, providing technical support, warranty services and participating in Company marketing promotions; and a national sales consultant program which the Company started during the first quarter of 1997. Such sales consultant program consists of independent sales agents who market the Company's products direct to end-users. As of March 31, 1997, the Company had approximately 180 consultants in the program and had an additional 240 in training. Direct sales to end-users through these channels accounted for approximately 54% of sales for the first quarter of 1997 as compared to less than 30% for the first quarter of 1996.

         Cost of sales during the first quarter of 1997 were $12,026,629, representing 70.8% of the sales during the period, as compared to $8,598,250 for the first quarter of 1996, representing 73.5% of sales for the period. The decrease in cost of sales as a percentage of sales during the first quarter of 1997, when compared to the first quarter of 1996, was primarily attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins.

         Selling, general, and administrative expenses increased by $1,248,957, or approximately 105% to $2,441,897 for the first quarter of 1997 as compared to $1,192,940 for the first quarter of 1996. Such increase was primarily attributable to the increased costs associated with expanding the Company's manufacturing capacity in Brazil as well as the increase in operating expenses to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 14.4% for the first quarter of 1996, compared to 10.2% for the first quarter of 1996. This increase in the selling, general, and administrative expense as a percentage of sales was primarily attributable to the Company expanding its operations to meet the Company's expected demand for the year. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's end-user sales strategy.

         Income from operations increased by $612,099, or approximately 32%, to $2,526,036 for the first quarter of 1997 as compared to $1,913,937 for the first quarter of 1996. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales decreased to 14.9% for the first quarter of 1997 from 16.4% for the first quarter of 1996. This decrease was primarily attributable to the aforementioned increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense decreased by $190,880, or approximately 33%, to $379,282 for the first quarter of 1997 as compared to $570,162 for the first quarter of 1996. This decrease was primarily attributable to the Company's use of equity financing from its initial public offering in November of 1996 to support its working capital needs. Also contributing to the decrease was the reduction in the Company's cost of debt financing.

         Net income increased by $750,125, or approximately 72%, to $1,789,154 for the first quarter of 1997 as compared to $1,039,029 for the first quarter of 1996. The increase in net income was primarily attributable to the aforementioned increase in income from operations and the reduction in interest and financing expense. Net income as a percentage of sales increased to 10.5% for the first quarter of 1997 from 8.9% for the first quarter of 1996. This increase was primarily attributable to the reduction in interest and financing expense as a percentage of sales which more than offset the decrease in income from operations as a percentage of sales.

         Net income per common and common share equivalent increased by $0.05, or approximately 42%, to $0.17 for the first quarter of 1997 as compared to $0.12 for the first quarter of 1996. The percentage increase in net income per common and common share equivalent was less that the percentage increase in net income primarily because of the dilution presented by the additional shares issued in the Company's initial public offering in November of 1996.

         During the first quarter of 1997, the Company experienced a foreign currency exchange loss of $230,991 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $178,920 during the first quarter of 1996. At March 31, 1997, the Company had a net exposure to currency fluctuations of approximately $25,800,000 consisting primarily of accounts receivable denominated in Real less payables denominated in the Real.

HEDGING ACTIVITIES

         Although the Company's financial statements are presented in U.S. dollars in accordance with generally accepted accounting principles, the Company's transactions are consummated in both the Brazilian Real and the U.S. dollar. Inflation and devaluation have had, and may continue to have, an effect on the Company's results of operations and financial condition. Although the Company had used Brazilian Real futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in Reals, net of accounts payable and other current liabilities denominated in Reals. Currently, the

Company is not engaged in any hedging activities, however, the Company is constantly monitoring its exposure to currency risks and plans to use hedging activities to offset currency risks as it deems appropriate. Accordingly, any significant devaluation of the Real relative to the U.S. dollar could have a material adverse effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. Up to the Company's initial public offering in November of 1996, the Company had historically satisfied its working capital requirements through cash flow from operations and debt financing. On November 7, 1996, the Company completed an initial public offering of securities issuing 2,115,500 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $18,000,000 which were used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes.

         At March 31, 1997, the Company had a working capital surplus of $32,861,224 compared to $31,873,406 at December 31, 1996. This increase in working capital was primarily attributable to the increased levels of accounts receivable associated with the Company's 10X consumer financing program and the increased levels of inventory which more than offset the increases in trade accounts payable and short-term debt.

         At March 31, 1997, other current assets of the Company contained a receivable in the amount of approximately $792,000 from Vitoria Tecnologia S.A., a company owned by William St. Laurent, the President and COO of the Company. Such receivable was due the Company for warranty and other services rendered on behalf of Vitoria. As of the date of this report, approximately $500,000 of such receivable has been paid to the Company. The Company believes that those services were provided on terms no less favorable than those that could be obtained from unrelated third parties.

         Net cash used by operating activities for the first quarter of 1997 was $3,966,882 as compared to $2,660,282 in cash provided by operating activities during the first quarter of 1996. The increase in cash used was primarily attributable to the increases in accounts receivable and inventories which more than offset the increase in trade accounts payable.

         Net cash used in investing activities was $860,419 for the first quarter of 1997. Such use of cash was primarily related to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity and the purchase of computer equipment for the Company's management information system. Net cash provided from financing activities was $4,739,152 for the first quarter of 1997 and resulted primarily from short-term borrowings at various banks in Brazil.

         The Company has a line of credit in the amount of $1,200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. $200,000 of such line is a working capital line and $1 million is a trade finance line used to support letter of credits which the Company may issue to secure purchase obligations. The trade finance lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company. As of March 31, 1997, there was $200,000 owing under such facility.

         As of March 31, 1997, the Company had $5,373,532 in short-term borrowings from various banks in Brazil with rates of interest from 2.5% to 3% per month and maturing on a revolving basis. Approximately $700,000 of such borrowings resulted from the discounting of accounts receivable. As of

March 31, 1997, the Company had available approximately $4,500,000 in unused credit facilities at various banks in Brazil.

         During March of 1997, Georges C. St. Laurent III, the Company's Chairman of the Board and CEO, advanced to the Company $600,000 in funds to be used for general working capital purposes. Such loan is payable to Mr. St. Laurent upon demand and bears interest at the rate of 1% per month.

         On December 17, 1996, the Company borrowed $5 million at an annual interest rate of 20% and a term of 180 days from Georges C. St. Laurent, Jr., the father of Georges C. St. Laurent III, the Company's CEO, and William St. Laurent, the Company's President. On April 10, 1997, the Company borrowed an additional $5,000,000 from Georges C. St. Laurent, Jr. at an annual interest rate of 20% and a term of 180 days. The term of both of these notes may be extended by the mutual agreement of both parties. The proceeds from such loans are being used for general corporate and working capital purposes.

         The Company has begun the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company has secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such facility. The loan facility comprises of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The working capital line of credit may be drawn upon substantial completion of the new plant but no later than June, 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 7% (at March 31, 1997 approximately 18%). The construction loan credit facility is available in installments through 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 4% (at March 31, 1997 approximating 15%). In March 1998, the amounts outstanding on the working capital line of credit and construction loan credit facility convert into a term loan requiring forty-eight monthly installments of principal plus interest due February 15, 2002. The credit facilities are guaranteed by a first mortgage lien on the new plant, a lien on land held for development located in Ilheus, Bahia and the personal guarantees of the two principal officers of the Company. As of March 31, 1997, approximately $805,000 had been borrowed under such loan commitment.

         In addition to the development of the production facility discussed above, the Company plans to spend approximately $4.5 million in capital expenditures for 1997, relating primarily to the purchase of equipment to expand production capacity and the acquisition of computer equipment and software for the Company's management information system. The Company believes that its cash flow from operations and its existing and contemplated sources of financing will be sufficient to fund its planned 1997 capital expenditures.

         The Company has engaged Wasserstein Perella Emerging Markets L.P. to arrange and manage a receivables-based debt facility for up to $50 million. The debt facility will be tied to the Company's accounts receivables in Brazil and the proceeds will be used for general corporate and working capital purposes. The specific terms of such facility have not yet been determined. While the Company believes that this facility will be useful in helping the Company achieve its goals, there can be no assurance that such facility will be used by the Company or that it will become available at all.

         The Company has had success in creating good relations with suppliers which are interested in entering into the Brazilian market. The Company has provided an opportunity to enter the Brazilian technology sales channel to these suppliers who have willingly offered favorable terms to the Company. The increase in supplier credit has allowed the Company to diversify its product line as well as increase sales. Average days outstanding on accounts payable balances to suppliers has been in excess of 50 days when compared to industry averages of 30 days or less. The Company has continued to develop these key strategic relationships as a means to fortify its product offering and support growth.

         Based on the Company's operating plan, the Company believes that the projected cash flows from operations and the existing and contemplated sources of financing will be sufficient to satisfy its capital requirements for 1997. Such belief is based on certain assumptions and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements for such period or that the Company will be able to obtain additional capital on a timely basis, on favorable terms, or at all.

         Statements contained in this report that are not based on historical fact are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. Forward-looking statements may be identified by the use of forward looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include, but are not limited to: receipt and fulfillment of expected orders, changes in general business and economic conditions, the growth of segments in which the Company operates, market volatility; the effectiveness of price and other competition faced by the Company; the market acceptance of the Company's products and the timing of such acceptance; the change in customers' buying patterns; changes in the Company's sales practice; the raising of capital and other important factors.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:
         (10.12)  Loan Agreement between the Company and Georges St. Laurent,
                  Jr. dated April 10, 1997.
         (27.1)   Financial Data Schedule

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

Date:  May 14, 1997

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----
(10.12)  Loan Agreement between the Company and Georges St. Laurent, Jr.
         dated April 10, 1997.
(27.1)   Financial Data Schedule