Form 10-Q
period 1997-06-30
VITECH AMERICA INC
filed 1997-08-15
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended June 30, 1997


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of August 14, 1997 there were 10,921,314 shares of the Common Stock of the Company, no par value, outstanding.

                                             I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  BALANCE SHEET


                                     Assets
                                                                            JUNE 30, 1997         DECEMBER 31, 1996
                                                                            -------------         -----------------
                                                                             (unaudited)
Current assets
        Cash and cash equivalents                                            $     9,627,703         $      1,757,731
        Accounts receivable, net                                                  34,879,630               28,430,066
        Inventories, net                                                          22,494,413               11,394,477
        Pre-paid tax asset                                                         1,310,641                        -
        Due from officers                                                              3,353                   72,212
        Other current assets                                                       1,078,322                  304,955
                                                                          -------------------    ---------------------
                    Total current assets                                          69,394,062               41,959,441

Property and equipment, net                                                        6,491,876                4,518,024
Land held for development                                                            788,200                  770,192
Other assets                                                                         225,076                  128,929
                                                                          -------------------    ---------------------
                    Total assets                                              $   76,899,214           $   47,376,586
                                                                          ===================    =====================

                      Liabilities and Shareholders' Equity
Current liabilities
        Trade accounts payable                                              $      8,485,668          $     2,545,834
        Accrued expenses                                                             345,454                  393,513
        Sales tax payable                                                          1,043,206                  604,341
        Income tax payable                                                           877,321                  729,048
        Notes payable - related party                                             10,000,000                5,000,000
        Current maturities of long-term liabilities                                  148,686                  117,030
        Short-term debt                                                            4,520,011                  696,270
                                                                          -------------------    ---------------------
                   Total current liabilities                                      25,420,346               10,086,036
                                                                          -------------------    ---------------------

Long-term liabilities
        Convertible note - related party                                          10,000,000                        -
        Income and sales tax payable                                                 349,590                  703,075
        Loans payable                                                              1,027,132                1,054,292
                                                                          -------------------    ---------------------
                   Total long-term liabilities                                    11,376,722                1,757,367
                                                                          -------------------    ---------------------

Commitments and contingencies

Shareholders' equity
         Preferred stock, no par value, 3,000,000 shares
           authorized, no shares issued                                                    -                        -
        Common stock, no par value, 30,000,000 shares authorized,
           10,726,457 and 8,013,648 shares issued and outstanding                 20,243,903               20,203,903
        Retained earnings                                                         19,858,243               15,329,280
                                                                          -------------------
                                                                                                 ---------------------
                   Total shareholders' equity                                     40,102,146               35,533,183
                                                                          -------------------    ---------------------

                   Total liabilities and shareholders' equity                $    76,899,214           $   47,376,586
                                                                          ===================    =====================

See notes to financial statements

                              VITECH AMERICA, INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                        -------------------------------------      ------------------------------------
                                         JUNE 30, 1997       JUNE 30, 1996          JUNE 30, 1997       JUNE 30, 1996
                                        ----------------    -----------------      ----------------    ----------------
Net Sales (including $8,066,878 to
    an affiliate for the six month
    period ended June 30, 1996)           $  23,342,760      $    14,375,171         $  40,337,322       $  26,080,299

Cost of sales                                15,563,048           10,090,085            27,589,677          18,688,336
                                        ----------------    -----------------      ----------------    ----------------

            Gross profit                      7,779,712            4,285,086            12,747,645           7,391,963

Selling, general and administrative
  expenses                                    3,235,437            1,269,706             5,677,333           2,462,646
                                        ----------------    -----------------      ----------------    ----------------

            Income from operations            4,544,275            3,015,380             7,070,312           4,929,317
                                        ----------------    -----------------      ----------------    ----------------

Other expenses:
    Discount on sale of receivables             293,000              858,162               293,000           1,166,342
    Interest Expense, net                       332,178              260,623               711,460             522,605
    Foreign currency exchange losses          1,039,865              194,707             1,270,856             373,627
                                        ----------------    -----------------      ----------------    ----------------
            Total other expenses              1,665,043            1,313,492             2,275,316           2,062,574
                                        ----------------    -----------------      ----------------    ----------------

            Income before taxes               2,879,232            1,701,888             4,794,996           2,866,743

Provision for income taxes                      139,423               36,776               266,033             162,603
                                        ----------------    -----------------      ----------------    ----------------

            Net income                   $    2,739,809     $      1,665,112        $    4,528,963     $     2,704,140
                                        ================    =================      ================    ================

Net income per share                     $         0.26     $           0.20        $         0.42     $          0.32
                                        ================    =================      ================    ================

Weighted average common and
  common stock equivalents
  outstanding                                10,745,202            8,503,853            10,739,941           8,503,853
                                        ================    =================      ================    ================

See notes to financial statements

                              VITECH AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                            -----------------------------------------
                                                                              JUNE 30, 1997          JUNE 30, 1996
                                                                            -------------------    ------------------
Cash flows from operating activities
    Net income                                                                 $     4,528,963      $      2,704,140
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                   387,853                72,065
        Provision for doubtful accounts                                                375,432                     -
        Reserve for inventory obsolescence                                              83,459
        Changes in assets and liabilities
            Accounts receivable                                                    (6,824,996)             2,424,653
            Inventories                                                           (11,183,394)           (4,668,610)
            Deferred tax asset                                                     (1,310,641)                10,000
            Due from officers                                                           68,859                     -
            Other assets                                                             (869,514)              (50,437)
            Trade accounts payable                                                   5,939,833               443,964
            Accrued expenses                                                          (48,059)              (23,098)
            Due to officers                                                                  -             (121,004)
            Income and other taxes payable                                             587,138             1,208,183
                                                                            ------------------     ------------------
                      Total adjustments                                           (12,794,030)             (704,284)
                                                                            -------------------    ------------------

                      Net cash provided (used) by operating activities             (8,265,067)             1,999,856
                                                                            -------------------    ------------------

Cash flows (used) by investing activities
    Purchase of property and equipment                                             (2,361,703)           (1,566,457)
    Investment                                                                        (18,008)                     -
                                                                            -------------------    ------------------
                      Net cash used in investing activities                        (2,379,711)           (1,566,457)
                                                                            -------------------    ------------------

Cash flows from financing activities
    Deferred offering costs                                                                  -              (22,961)
    Net proceeds under short-term debt                                               3,855,396               927,722
    Net payments under long-term debt                                                 (27,160)                     -
    Net payments of income and sales tax payable                                     (353,486)                     -
    Net proceeds from note payable - related party                                   5,000,000           (1,250,000)
    Proceeds from issuance of convertible note - related party                      10,000,000                     -
    Proceeds from issuance of common stock                                              40,000                     -
                                                                            -------------------    ------------------
                      Net cash provided (used) by financing activities              18,514,750             (345,239)
                                                                            -------------------    ------------------

                      Net increase in cash and cash equivalents                      7,869,972                88,160

Cash and cash equivalents - beginning of period                                      1,757,731               115,925
                                                                            -------------------    ------------------

Cash and cash equivalents - end of period                                      $     9,627,703      $        204,085
                                                                            ===================    ==================

Supplemental disclosure of cash flow information
    Cash paid during the period for
            Interest and discount on sale of receivables                       $     1,004,460      $      1,554,969
                                                                            -------------------    ------------------
            Income taxes                                                       $       110,496      $        189,826
                                                                            -------------------    ------------------

See notes to financial statements

                              VITECH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended June 30, 1997 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements for 1997 and 1996 include the accounts of the Company and its subsidiary, Bahiatech -Bahia Tecnologia, Ltda. All of the Company's sales are concentrated in Brazil, with approximately 25% to one customer for the six months ended June 30, 1997. During the six months ended June 30, 1996, the Company had $8,066,878 in sales to Vitoria Tecnologia S.A., an affiliate through common ownership.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICY - REVENUE RECOGNITION

Effective January 1, 1997, the Company implemented an accounting policy whereby it discounts all of the sales associated with its "10X" consumer financing program using a present value calculation with an imputed annual rate of 15%. Such 10X program enables customers to enter into a consumer contract with the Company whereby the customer makes equal monthly payments over a specified term ranging from 2 to 24 months. The discounted portion of such revenues is then recognized over the remaining term of the contract.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 1997 consisted of the following:


 Consumer receivables - Class I.............$    1,890,531
     Less provision for bad debt (2.1%).....       (40,470)
                                            --------------
                 Net........................                       $  1,850,061

 Consumer receivables - Class II............     4,629,600
     Less provision for bad debt (6.4%).....      (293,815)
                                            --------------
                 Net........................                          4,335,785

 Trade accounts receivables.................    29,298,365
     Less provision for bad debt (2.1%).....      (604,581)
                                            --------------
                  Net.......................                         28,693,784
                                                                   ------------

 Total accounts receivable..................                       $ 34,879,630
                                                                   ============

Consumer receivables are receivables generated through the Company's 10X plan which enables customers to enter into a consumer contract with the Company whereby the customer makes equal monthly payments over a specified term ranging from 2 to 24 months. Such consumer receivables are categorized as follows:

         (a) Class I consumer receivables represent accounts receivable for which the Company has received post dated checks for. Such post dated checks are held as a security interest until the maturity of the receivable.

         (b) Class II consumer receivables represent consumer contracts which specify payment on certain dates over the maturity of the contract.

Trade accounts receivable represent normal trade receivables generated through commercial sales at various terms ranging from 0 to 180 days.

NOTE 4 - INVENTORIES

Inventories as of June 30, 1997 consisted of the following:


                     Finished goods...........................$   1,164,643
                     Components in the factory................    9,724,930
                     Consigned inventories....................    2,600,543
                     Components in transit to the factory*....    9,004,297
                                                              -------------
                             Total inventories................$  22,494,413
                                                              =============

         * Components in transit to the factory consist of inventories in the Company's Miami warehouse facility and inventories in route to the Company's factory in Brazil. The Company purchases principally all of its components FOB shipping point from the US and Asia.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

At June 30, 1997, the Company had two notes payable in the aggregate amount of $10,000,000, dated December 17, 1996 and April 10, 1997, to Georges C. St. Laurent, Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and CEO, and William St. Laurent, the President and COO. Such notes bear an annual interest rate of 20% and have terms of 180 days. On June 26, 1997, GSL Jr. and the Company mutually agreed to extend the term of the December 17, 1996 note for an additional 180 days. The proceeds of the notes are being used for general corporate and working capital purposes.

On June 26, 1997, the Company completed a private placement of a two year senior convertible note to GSL Jr. for the principal amount $10,000,000. The note bears an annual interest rate of 10% payable monthly and is convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $15 of principal converted. The proceeds of the note are being used for the acquisition of Microtec Sistemas Industria e Comercio S.A. and for general working capital purposes.

NOTE 6 - SHORT-TERM DEBT

Short-term debt consisted of the following at June 30, 1997:


 Various bank lines-of-credit and other short-term borrowings due banks with interest rates at June 30, 1997 ranging from 1.3% to
     2.8% per month and maturing
     on a revolving basis............................................$3,555,445

 Bankloans payable (resulting from negotiated accounts receivable, vendor lines and other lines-of-credit) bearing interest
     rates at June 30, 1997 ranging from 1.3% to 2.3% per month.....    964,566
           Total.................................................... $4,520,011
                                                                     ==========

NOTE 7 - SALE OF ACCOUNTS RECEIVABLE

During the six month period ended June 30, 1997, the Company had negotiated a net amount of approximately $6,500,000 of its Class I and Class II consumer receivable to various banks in Brazil, recognizing a financing expense of approximately $293,000. Such receivables were negotiated with full recourse against the Company.

NOTE 8 - SHAREHOLDERS' EQUITY

In March 1997, the Company issued 4,000 shares of common stock as the result of the exercise of 4,000 warrants. Such warrants were issued in a private placement that the Company completed on August 30, 1996 and were exercised at a price of $10 per common share.

NOTE 9 - PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding and dilutive common equivalent shares from stock options and warrants outstanding during each period. During the three month period ended June 30, 1996 and the six month period ended June 30, 1996, the weighted average number of common equivalent shares resulted from the assumed conversion of a $2,000,000 promissory note issued in May of 1995. Such note was payable to GSL Jr. and was convertible into 5.925% of the outstanding common stock of the Company. Fully diluted earnings per common and common equivalent shares are not presented as such amounts are the same as primary earnings per share.

NOTE 10 - STOCK OPTIONS

In June of 1997, Georges C. St. Laurent III and William St. Laurent transferred a portion of their options to purchase shares of the Company's common stock to certain members of the Company's management. Georges transferred options for 612,000 shares and William transferred options for 588,000 shares. Of the 1,200,000 options transferred, 300,000 are exercisable at $15.00 per share, another 300,000 are exercisable at $20.00 per share and 600,000 are exercisable at $25.00 per share. The options were transferred with the same terms and conditions as originally granted.

In April 1997, the Company granted options to purchase 45,843 shares of the Company's common stock at an exercise price of $12 per share to GSL Jr. In June 1997, the Company granted an additional 24,000 options to purchase shares of the Company's common stock at an exercise price of $18 per share. Such options were granted in connection with consulting services for the Company. The options are exercisable for a five year period. The options were issued pursuant to the provisions of the Company's 1996 Stock Option Plan.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of SFAS No. 128 will not have a significant effect on its reported earnings per share.

NOTE 12 - SUBSEQUENT EVENTS

ACQUISITION

On July 10, 1997, the Company entered into agreements with Microhold Participacoes e Empreendimentos S/C Ltda., and Microtec Holding USA, Inc. whereby the Company acquired 94.4% of the capital stock of Microtec Sistemas Industria e Comercio S.A. ("Microtec"). In accordance with the agreements, the Company paid consideration in the form of 192,857 shares of Vitech America, Inc. common stock and $11,950,000 in cash. Of the $11,950,000 in cash, $6,000,000 was paid upon closing of the acquisition and the remainder will be paid in monthly installments over an eight month period commencing August 13, 1997. The number of shares issued as consideration was based on a per share value of $14 which approximated the market value of the common stock at the time negotiations were completed. The shares of common stock issued will be held in escrow for a period one year from the date of the closing of the acquisition against any contingent liabilities associated with the prior operations of Microtec. The consideration paid was derived through negotiations between the Company and the shareholders of Microtec. The shareholders of Microtec had no relationship with the Company or any of its affiliates prior to the acquisition.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated revenues:

                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               ------------------                    ----------------
                                        JUNE 30, 1997      JUNE 30, 1996      JUNE 30, 1997     JUNE 30, 1996
                                        -------------      -------------      -------------     -------------
Net sales                                     100%              100%               100%               100%
Cost of sales                                66.7              70.2               68.4               71.7
Gross profit                                 33.3              29.8               31.6               28.3
Selling, general and
  administrative expenses                    13.9               8.8               14.1                9.4
Income from operations                       19.5              20.9               17.5               18.9
Interest and financing expense                2.7               7.8                2.5                6.5
Net Income                                   11.7              11.6               11.2               10.4

         Net sales increased by $8,967,589, or approximately 62%, to $23,342,760 for the second quarter of 1997 as compared to $14,375,171 for the second quarter of 1996. For the six month period ended June 30, 1997, net sales increased by $14,257,023, or approximately 55%, to $40,337,322 as compared to $26,080,299 for the six month period ended June 30, 1996. Such increase in sales was primarily attributable to the expansion of the Company's end-user sales strategy. As of June 30, 1997, the Company had included in its primary direct distribution channel: a direct corporate sales force marketing work stations, servers and networking products direct to corporate customers; a national network of approximately 80 sales agents that enable the Company to attain a direct relationship with the end-user while serving as regional hubs carrying inventory, providing technical support, warranty services and participating in Company marketing promotions; and a national network sales consultant program which the Company started during the first quarter of 1997. Such sales consultant program consists of independent sales agents who market the Company's products direct to end-users. As of June 30, 1997, the Company had approximately 400 consultants in the program. Direct sales to end-users through these channels accounted for approximately 59% of sales for the six month period ended June 30, 1997 as compared to less than 30% for the six month period ended June 30, 1996.

         Cost of sales during the second quarter of 1997 were $15,563,048, representing 66.7% of the sales during the period, as compared to $10,090,085 for the second quarter of 1996, representing 70.2% of sales for the period. Cost of sales during the six month period ended June 30, 1997 were $27,589,677, representing 68.4% of the sales during the period, as compared to $18,688,336 for the six month period ended June 30, 1996, representing 71.7% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter and six month period ended June 30, 1997, when compared to the quarter and six month period ended June 30, 1996, was primarily attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power.

         Selling, general, and administrative expenses increased by $1,965,731, or approximately 155%, to $3,235,437 for the second quarter of 1997 as compared to $1,269,706 for the second quarter of 1996. For the six month period ended June 30, 1997, selling, general, and administrative increased by $3,214,687, or approximately 130%, to $5,677,333 as compared to $2,462,646 for the six month period ended June 30, 1996. Such increase was primarily attributable to the increased costs associated with expanding the Company's manufacturing capacity in Brazil as well as the increase in operating expenses to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 14.1% for the six month period ended June 30, 1997, compared to 9.4% for the six month period ended June 30, 1996. This increase in the selling, general, and administrative expense as a percentage of sales was primarily attributable to the Company expanding its operations to meet the Company's expected demand for the year. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy. While the level of these expenses in future years can not be predicted and is dependant in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $1,528,895, or approximately 51%, to $4,544,275 for the second quarter of 1997 as compared to $3,015,380 for the second quarter of 1996. For the six month period ended June 30, 1997, income from operations increased by $2,140,995, or approximately 43%, to $7,070,312 as compared to $4,929,317 for the six month period ended June 30, 1996. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales decreased to 17.5% for the six month period ended June 30, 1997 from 18.9% for the six month period ended June 30, 1996. This decrease was primarily attributable to the aforementioned increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense decreased by $493,607, or approximately 44%, to $625,178 for the second quarter of 1997 as compared to $1,118,785 for the second quarter of 1996. For the six month period ended June 30, 1997, interest and financing expense decreased by $684,487, or approximately 40%, to $1,004,460 as compared to $1,688,947 for the six month period ended June 30, 1996. This decrease was primarily attributable to the Company's use of equity financing from its initial public offering in November of 1996 to support its working capital needs. Also contributing to the decrease was the reduction in the Company's cost of debt financing.

         Net income increased by $1,074,697, or approximately 65%, to $2,739,809 for the second quarter of 1997 as compared to $1,665,112 for the second quarter of 1996. For the six month period ended June 30, 1996, net income increased by $1,824,823, or approximately 67%, to $4,528,963 as compared to $2,704,140 for the six month period ended June 30, 1996. The increase in net income was primarily attributable to the aforementioned increase in income from operations and the reduction in interest and financing expense. Net income as a percentage of sales increased to 11.2% for the six month period ended June 30, 1997 from 10.4% for the six month period ended June 30, 1996. This increase was primarily attributable to the reduction in interest and financing expense as a percentage of sales which more than offset the decrease in income from operations as a percentage of sales.

         Net income per common and common share equivalent increased by $0.06, or 30%, to $0.26 for the second quarter of 1997 as compared to $0.20 for the second quarter of 1996. For the six month period ended June 30, 1997, net income per common and common share equivalent increased by $0.10, or approximately 32%, to $0.42 as compared to $0.32 for the six month period ended June 30, 1996. The percentage increase in net income per common and common share equivalent was less that the percentage increase in net income primarily because of the dilution presented by the 2,115,500 shares issued in the Company's initial public offering in November of 1996.

         During the six month period ended June 30, 1997, the Company experienced a foreign currency exchange loss of $1,270,856 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $373,627 during the six month period ended June 30, 1996. At June 30, 1997, the Company had a net exposure to currency fluctuations of approximately $30.5 million consisting primarily of accounts receivable denominated in Real less payables denominated in the Real.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. Up to the Company's initial public offering in November of 1996, the Company had historically satisfied its working capital requirements through cash flow from operations and debt financing. On November 7, 1996, the Company completed an initial public offering of securities issuing 2,115,500 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $18,000,000 which were used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. During the six month period ended June 30, 1997, the Company has continued to use debt financing to satisfy its working capital requirements.

         At June 30, 1997, the Company had a working capital surplus of $43,973,716 compared to $31,873,405 at December 31, 1996. This increase in working capital was primarily attributable to the increased levels of accounts receivable and the increased levels of inventory which more than offset the increases in trade accounts payable and short-term debt.

         Net cash used by operating activities for the six month period ended June 30, 1997 was $8,265,067 as compared to $1,999,856 in cash provided by operating activities during the six month period ended June 30, 1996. The increase in cash used was primarily attributable to the increases in accounts receivable and inventories which more than offset the increase in trade accounts payable.

         Net cash used in investing activities was $2,379,711 for the six month period ended June 30, 1997. Such use of cash was primarily related to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity and the purchase of computer equipment for the Company's management information system. Net cash provided from financing activities was $18,514,750 for the six month period ended June 30, 1997 and resulted from the short-term borrowings at various banks in Brazil, the issuance of a $5 million note payable to a related party, and the private placement of a $10 million senior convertible note.

         The Company has a line of credit in the amount of $1,200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. $200,000 of such line is a working capital line and $1 million is a trade finance line used to support letter of credits which the Company may issue to secure purchase obligations. The trade finance lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company. As of June 30, 1997, there was nothing owing under such facility.

         As of June 30, 1997, the Company had $4,520,011 in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. Approximately $965,000 of such borrowings resulted from the discounting of accounts receivable. As of June 30, 1997, the Company had available approximately $8.5 million in unused credit facilities at various banks in Brazil.

         During the six month period ended June 30, 1997, the Company negotiated a net amount of approximately $6,500,000 of its accounts receivable to various banks in Brazil, recognizing a financing expense of approximately $293,000. Such receivables were negotiated with full recourse to the Company.

         On December 17, 1996, the Company borrowed $5 million at an annual interest rate of 20% and a term of 180 days from Georges C. St. Laurent, Jr., the father of Georges C. St. Laurent III, the Company's CEO, and William St. Laurent, the Company's President. On April 10, 1997, the Company borrowed an additional $5 million from Georges C. St. Laurent, Jr. at an annual interest rate of 20% and a term of 180 days. On June 26, 1997, GSL Jr. and the Company mutually agreed to extend the term of the December 17, 1996 note for an addition 180 days. The proceeds of the notes are being used for general corporate and working capital purposes.

         On June 26, 1997, the Company completed a private placement of a two year senior convertible note to GSL Jr. for the principal amount $10 million. The note bears an annual interest rate of 10% payable monthly and is convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $15 of principal converted. The proceeds of note are being used for the acquisition of Microtec Sistemas Industria e Comercio S.A. and for general working capital purposes.

         The Company has begun the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company has secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such facility. The loan facility comprises of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The working capital line of credit bears interest at the Central Bank of Brazil rate for long-term debt plus 7% (at June 30, 1997 approximately 17%). The construction loan credit facility is available in installments through 1997 and bears interest at the Central Bank of Brazil rate for long-term debt plus 4% (at June 30, 1997 approximating 14%). In March 1998, the amounts outstanding on the working capital line of credit and construction loan credit facility convert into a term loan requiring forty-eight monthly installments of principal plus interest due February 15, 2002. The credit facilities are guaranteed by a first mortgage lien on the new plant, a lien on land held for development located in Ilheus, Bahia and the personal guarantees of the two principal officers of the Company.

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

         To maintain historical levels of growth, the Company may need to seek additional funding through public or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. Adequate funds for growth through internal expansion and through acquisitions may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs. In addition, the Company has in the past sought funding through related third parties to the Company's management and there can be no assurance that these sources can be relied upon in the future. Based on the Company's operating plan, the Company believes that the projected cash flows from operations and the existing and contemplated sources of financing will be sufficient to satisfy its capital requirements for 1997. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements for such period. Also, there can be no assurance that such contemplated sources will be available at the time they are needed. In any of such events, the Company may be unable to implement its current plans for expansion.

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

                              II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is named in two separate lawsuits, one by IBM and another by YE Data, both relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III was a shareholder and which ceased operations in 1993. The company believes that both lawsuits are frivolous in nature and without merit and are not material to the financial results or condition of the Company. Mr. Georges C. St. Laurent III has agreed to indemnify the Company against any and all claims having to do with these lawsuits against the Company by IBM or YE Data and others that may arise from the past operations of businesses owned by Mr. Georges C. St. Laurent III. Mr. William C. St. Laurent has agreed to indemnify the Company against any and all claims having to do with lawsuits that may arise from the past operations of businesses owned by Mr. William C. St. Laurent.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:
         (11)     Statement Re: Computation of Per Share Earnings
         (27.1)   Financial Data Schedule

(b)  Reports on Form 8-K.

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By: /S/  EDWARD A. KELLY
   -----------------------------------------------
Edward A. Kelly
Vice President and Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  August 14, 1997

EXHIBIT INDEX

EXHIBIT     DESCRIPTION                                                  PAGE
-------     -----------                                                  ----
 (11)       Computation of Per Share Earnings

 (27.1)     Financial Data Schedule