Form 10-Q
period 1997-09-30
VITECH AMERICA INC
filed 1997-11-14
CIK 1021282

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of November 14, 1997 there were 10,921,314 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  BALANCE SHEET

                                     Assets

                                                                             SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                                                             ------------------             -----------------
                                                                                 (unaudited)
Current assets
        Cash and cash equivalents                                             $     3,811,520                $     1,757,731
        Accounts receivable, net                                                   46,930,135                     28,430,066
        Inventories, net                                                           32,253,722                     11,394,477
        Deferred tax asset                                                            343,000                              -
        Due from officers                                                                   -                         72,212
        Other receivable                                                            1,675,000                              -
        Other current assets                                                        1,577,931                        304,955
                                                                              ---------------                ---------------
                    Total current assets                                           86,591,308                     41,959,441

Other accounts receivable                                                             654,480                              -
Goodwill                                                                           10,368,624                              -
Other assets                                                                          267,663                        128,929
Property and equipment, net                                                         8,172,744                      4,518,024
Land held for development                                                             802,131                        770,192
                                                                              ---------------                ---------------
                    Total assets                                              $   106,856,950                 $   47,376,586
                                                                              ===============                 ==============

                      Liabilities and Shareholders' Equity

Current liabilities
        Trade accounts payable                                                $    16,901,852                $     2,545,834
        Accrued expenses                                                              830,152                        393,513
        Sales tax payable                                                             103,091                        604,341
        Income tax payable                                                          1,029,625                        729,048
        Accrued employee expenses                                                   1,100,000                              -
        Due to officers                                                             1,402,730                              -
        Note payable - acquisition                                                  4,462,500                              -
        Notes payable - related party                                              10,000,000                      5,000,000
        Current maturities of long-term liabilities                                   186,585                        117,030
        Short-term debt                                                             7,219,239                        696,270
                                                                              ---------------                ---------------
                    Total current liabilities                                      43,235,774                     10,086,036
                                                                              ---------------                ---------------
Long-term liabilities
        Convertible notes - related party                                          15,000,000                              -
        Income and sales tax payable                                                  328,589                        703,075
        Loans payable                                                               1,540,037                      1,054,292
                                                                              ---------------                ---------------
                    Total long-term liabilities                                    16,868,626                      1,757,367
                                                                              ---------------                ---------------
Minority interest                                                                     352,413                              -
                                                                              ---------------                ---------------
Shareholders' equity
         Preferred stock, no par value, 3,000,000 shares
           Authorized, no shares issued                                                     -                              -
        Common stock, no par value, 30,000,000 shares authorized,
           10,921,314 and 8,013,648 shares issued and outstanding                  22,963,903                     20,203,903
        Retained earnings                                                          23,436,234                     15,329,280
                                                                              ---------------                ---------------
                    Total shareholders' equity                                     46,400,137                     35,533,183
                                                                              ---------------                ---------------
                    Total liabilities and shareholders' equity                $   106,856,950                 $   47,376,586
                                                                              ===============                 ==============

See notes to financial statements

                              VITECH AMERICA, INC.
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               -------------------------------        -------------------------------
                                               SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                                   1997              1996                 1997              1996
                                               -------------     -------------        -------------     -------------
Net Sales (including $8,066,878 to
    an affiliate for the nine month
    period ended September 30, 1996)           $  31,270,598     $  17,845,553        $  71,607,921     $  43,925,852

Cost of sales                                     20,007,009        12,317,392           47,596,686        31,005,728
                                               -------------     -------------        -------------     -------------
            Gross profit                          11,263,589         5,528,161           24,011,235        12,920,124

Selling, general and administrative
  expenses                                         5,001,365         1,885,902           10,678,699         4,348,547
                                               -------------     -------------        -------------     -------------
            Income from operations                 6,262,224         3,642,259           13,332,536         8,571,576
                                               -------------     -------------        -------------     -------------
Other expenses:
    Discount on sale of receivables                  509,104           774,778              802,104         1,941,120
    Interest expense, net                          1,570,240           321,560            2,281,700           844,165
    Foreign currency exchange losses                 345,007           167,413            1,615,863           541,040
                                               -------------     -------------        -------------     -------------
            Total other expenses                   2,424,351         1,263,751            4,699,667         3,326,325
                                               -------------     -------------        -------------     -------------
            Income before taxes                    3,837,873         2,378,508            8,632,869         5,245,251

Provision for income taxes and minority interest     219,341           277,904              485,374           440,506

Minority interest                                     40,541                 -               40,541                 -
                                               -------------     -------------        -------------     -------------

            Net income                         $   3,577,991     $   2,100,604        $   8,106,954     $   4,804,745
                                               =============     =============        =============     =============
Net income per share                           $        0.32     $        0.25        $        0.75     $        0.56
                                               =============     =============        =============     =============
Weighted average common and
  common stock equivalents
  outstanding                                     11,012,633         8,508,606           10,832,172         8,508,606
                                               =============     =============        =============     =============

See notes to financial statements

                              VITECH AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                ----------------------------------
                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                                      1997               1996
                                                                                --------------      --------------
Cash flows from operating activities
    Net income                                                                  $    8,106,954      $    4,804,745
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                   714,791             142,626
        Amortization of goodwill                                                       131,248                   -
        Minority interest                                                               40,541
        Provision for doubtful accounts                                                375,432                   -
        Reserve for inventory obsolescence                                             233,458                   -
        Changes in assets and liabilities, net of business acquisition
            Accounts receivable                                                    (11,796,981)          5,205,168
            Inventories                                                            (15,991,702)         (9,566,464)
            Deferred tax asset                                                         (52,000)                  -
            Other assets                                                            (1,352,710)           (173,976)
            Trade accounts payable                                                   8,238,017          (1,577,350)
            Accrued expenses                                                          (202,361)             46,747
            Due to officers                                                                  -            (165,463)
            Income and other taxes payable                                            (810,673)          1,259,568
                                                                                --------------      --------------
                      Total adjustments                                            (20,472,940)         (4,829,144)
                                                                                --------------      --------------
                      Net cash (used) by operating activities                      (12,365,986)            (24,399)
                                                                                --------------      --------------
Cash flows from by investing activities
    Purchase of property and equipment                                              (3,818,511)         (2,818,988)
    Investment                                                                         (31,939)                  -
    Payment for business acquisition, net of cash acquired                          (4,003,000)                  -
                                                                                --------------      --------------
                      Net cash (used) by investing activities                       (7,853,450)         (2,818,988)
                                                                                --------------      --------------
Cash flows from financing activities
    Deferred offering costs                                                                  -            (217,047)
    Net proceeds under short-term debt                                               2,474,969           3,890,171
    Net proceeds under long-term debt                                                  125,300                   -
    Net payments of income and sales tax payable                                      (374,486)                  -
    Proceeds from private placement debentures                                               -           1,375,014
    Payment under note payable for business acquisition                             (1,487,500)                  -
    Net proceeds from note payable - officer                                         1,474,942                   -
    Net proceeds from note payable - related party                                   5,000,000          (1,911,917)
    Proceeds from issuance of convertible note - related party                      15,000,000                   -
    Proceeds from issuance of common stock                                              60,000                   -
                                                                                --------------      --------------
                      Net cash provided by financing activities                     22,273,225           3,156,693
                                                                                --------------      --------------
                      Net increase in cash and cash equivalents                      2,053,789             313,306

Cash and cash equivalents - beginning of period                                      1,757,731             115,925
                                                                                --------------      --------------
Cash and cash equivalents - end of period                                       $    3,811,520      $      429,231
                                                                                ==============      ==============
Supplemental disclosure of cash flow information
    Cash paid during the period for
            Interest and discount on sale of receivables                        $    2,569,927      $    2,741,120
                                                                                --------------      --------------
            Income taxes                                                        $      644,434      $      568,079
                                                                                --------------      --------------

See notes to financial statements

                              VITECH AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                                   (CONTINUED)

Supplemental disclosure of noncash investing activity:

         During the period ended September 30, 1996, the Company's subsidiary received property valued at $417,258 as settlement of an outstanding accounts receivable.

         During the period ended September 30, 1997, the Company issued 192,857 shares of the Company's Common Stock and a note payable for $5,950,000 as consideration for a business acquisition. The consideration given was based on an aggregate value of $2,700,000 or $14 per share.

See notes to financial statements

                              VITECH AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended September 30, 1997 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements for 1997 and 1996 include the accounts of the Company and its subsidiary, Bahiatech - Bahia Tecnologia, Ltda. The accounts of Microtec Sistemas Industria e Comercio S.A. ("Microtec") are included under the purchase method of accounting as of July 10, 1997, the date the Company completed the acquisition of Microtec. All of the Company's sales are concentrated in Brazil, with approximately 25% to two unrelated customer for the nine months ended September 30, 1997. During the nine months ended September 30, 1996, the Company had $8,066,878 in sales to Vitoria Tecnologia S.A., an affiliate through common ownership.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 1997 consisted of the following:

Consumer receivables - Class I (a)...........   $  1,638,845
    Less provision for bad debt (2.5%).......        (40,470)
                                                ------------
                Net..........................                    $  1,598,375

Consumer receivables - Class II (b)..........      5,353,213
    Less provision for bad debt (5.5%).......       (293,815)
                                                ------------
                Net..........................                       5,059,398

Trade accounts receivables...................     42,188,943
    Less provision for bad debt (4.5%).......     (1,916,581)
                                                ------------
                 Net.........................                      40,272,362
                                                                 ------------
Total accounts receivable......................                  $ 46,930,135
                                                                 ============

Consumer receivables are receivables generated through the Company's 10X plan which enables customers to enter into a consumer contract with the Company whereby the customer makes equal monthly payments over a specified term ranging from 2 to 24 months. Such consumer receivables are categorized as follows:

         (a) Class I consumer receivables represent accounts receivable for which the Company has received post dated checks for. Such post dated checks are applied against the receivable and held as a security interest until the maturity of the receivable.

         (b) Class II consumer receivables represent consumer contracts which specify payment on certain dates over the maturity of the contract.

Trade accounts receivable represent normal trade receivables generated through commercial sales at various terms ranging from 0 to 180 days.

NOTE 4 - INVENTORIES

Inventories as of September 30, 1997 consisted of the following:

                    Finished goods..............................    $  3,197,270
                    Components in the factory...................      17,403,243
                    Consigned inventories.......................       5,582,287
                    Components in transit to the factory*.......       6,070,922
                                                                    ------------
                        Total inventories.......................    $ 32,253,722
                                                                    ============

         * Components in transit to the factory consist of inventories in the Company's Miami warehouse facility and inventories in route to the Company's factory in Brazil. The Company purchases principally all of its components FOB shipping point from the US and Asia.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

At September 30, 1997, the Company had the following notes payable to Georges C. St. Laurent, Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and CEO, and William St. Laurent, the President and COO:

         Promissory note payable, due December 11, 1997
             bearing interest at 20% per annum*.................    $  5,000,000

         Promissory note payable, due October 7, 1997
             bearing interest at 20% per annum..................       5,000,000
                                                                    ------------
                    Total.......................................    $ 10,000,000
                                                                    ============

         *   In June 1997, the agreement was amended to extend the term of the note 180 days from its original maturity of June 14, 1997.

On June 26, 1997, the Company completed a private placement of a two year senior convertible note to GSL Jr. for the principal amount $10,000,000. The note bears an annual interest rate of 10% payable monthly and is convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $15 of principal converted. The proceeds of the note were used for the acquisition of Microtec Sistemas Industria e Comercio S.A. and for general working capital purposes.

On August 19, 1997, the Company entered into a loan agreement with GSL Jr. for a principal amount of up to $10,000,000 to be evidenced by senior convertible notes. The notes have a two year term and bear an annual interest rate of 10% payable monthly and are convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $16.10 of principal converted. On August 19, 1997, the Company issued the first of such notes for the principal sum of $5,000,000. On October 10, 1997, the Company issued the second of such notes for the principal sum of $5,000,000. The proceeds of the notes are being used for general working capital purposes.

NOTE 6 - SHORT-TERM DEBT

The Company had an aggregate of $7,219,239 in short-term debt at September 30, 1997, consisting of various bank lines-of-credit and other short-term borrowings due banks with interest rates at September 30, 1997 ranging from 1.3% to 3% per month and maturing on a revolving basis.

NOTE 7 - SALE OF ACCOUNTS RECEIVABLE

During the nine month period ended September 30, 1997, the Company had negotiated a net amount of $12,287,346 of its Class I and Class II consumer receivable to various banks in Brazil, recognizing a financing expense of approximately $802,104. Such receivables were negotiated with full recourse against the Company.

NOTE 8 - SHAREHOLDERS' EQUITY

In March 1997 and in July 1997, the Company issued an aggregate total of 6,000 shares of common stock as the result of the exercise of 6,000 warrants. Such warrants were issued in a private placement that the Company completed on August 30, 1996 and were exercised at a price of $10 per common share.

NOTE 9 - PER SHARE INFORMATION

Per share information is based on the weighted average number of common shares outstanding and dilutive common equivalent shares from stock options and warrants outstanding during each period. During the three month period ended September 30, 1996 and the nine month period ended September 30, 1996, the weighted average number of common equivalent shares resulted from the assumed conversion of a $2,000,000 promissory note issued in May of 1995 which was subsequently converted into 593,309 shares of common stock in November 1996. Fully diluted earnings per common and common equivalent shares are not presented as such amounts are the same as primary earnings per share.

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

NOTE 11 - ACQUISITION

On July 10, 1997, the Company entered into agreements with Microhold Participacoes e Empreendimentos S/C Ltda., and Microtec Holding USA, Inc. whereby the Company acquired 94.4% of the capital stock of Microtec Sistemas Industria e Comercio S.A. ("Microtec"). In accordance with the agreements, the Company paid total consideration of $14,650,000 in the form of 192,857 shares of Vitech America, Inc. common stock with a value of $2,700,000 and $11,950,000 in cash. Of the $11,950,000 in cash, $6,000,000 was paid upon closing of the acquisition and the remainder will be paid in monthly installments over an eight month period commencing August 13, 1997. The number of shares issued as consideration was based on a per share value of $14 which approximated the market value of the common stock at the time negotiations were completed. The shares of common stock issued will be held in escrow for a period one year from the date of the closing of the acquisition against any contingent liabilities associated with the prior operations of Microtec. The consideration paid was derived through negotiations between the Company and the shareholders of Microtec. The shareholders of Microtec had no relationship with the Company or any of its affiliates prior to the acquisition.

The purchase price of the Microtec capital stock has been allocated to the assets acquired and liabilities assumed based upon their fair market value. The excess of the consideration paid over the estimated fair value of the net assets acquired, totaling $10,499,872, has been recorded as goodwill and is being amortized on a straight-line basis over twenty years. The purchase price allocation is summarized as follows:

         Net working capital.........................     $    3,490,272
         Property, plant and equipment...............            520,144
         Goodwill....................................         10,499,872
         Other noncurrent assets, net................            139,712
                                                          --------------
                Total................................     $   14,650,000
                                                          ==============

The following summary, prepared on an unaudited pro forma basis, reflects the business combination between the Company and Microtec accounted for under the purchase method of accounting and presents the results of operations for the nine month period ended September 30, 1997 as if Microtec had been acquired as of the beginning of the period presented:

                                                           SEPTEMBER 30,
                                                               1997
                                                          --------------
                                                           (unaudited)

         Pro forma revenues..........................     $   98,098,921
         Pro forma expenses..........................        (91,539,127)
                                                          --------------
         Pro forma net income........................     $    6,559,794
                                                          ==============
         Pro forma net income per share..............     $         0.61
                                                          ==============

The unaudited summary pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had occurred on the above date, nor is it necessarily indicative of future operating results. Pro forma information for the nine month period ended September 30, 1996 has not been presented as the related information is not readily determinable.

NOTE 12 - PRIVATE PLACEMENTS

On October 10, 1997, the Company completed a private placement of three year 10% convertible promissory notes resulting in gross proceeds to the Company of $20,000,000. The private placement was between the Company and four institutional investors. The notes are initially convertible at a conversion price of $16.50 (the "Initial Conversion Price") subject to stock-splits, stock dividends, rights offering other similar events. In the event that the Company shall have declined to repay in full, following the exercise by noteholders of the first or second put right (as defined below), the Initial Conversion Price shall be (i) the lesser of .85 multiplied by the 10-day weighted average sale price ("VWASP") on Nasdaq as reported by Bloomberg, LP (or other principal exchange on which the Company's securities are traded) for the lowest 10-day consecutive period during 30 consecutive trading day period ending one trading day prior to the conversion date or (ii) $16.50 per share.

Beginning October 10, 1998 and continuing for a period of 30 days thereafter, each Noteholder shall have the right ("First Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes held by such Holder at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon. Commencing 180 days after the First Put Date and continuing for a period of 30 days thereafter, each Noteholder shall have a second right (the "Second Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes at a price equal to 115% of the principal amount thereof plus accrued and unpaid interest thereon. The purchase price for any Put Right shall be paid in four equal monthly installments on the last business day of each month commencing on the first full month following the put notice with respect to the applicable First or Second Put Right, with interest on each installment at the rate of 10% per annum. The Company shall have the right at any time from time to time commencing on October 10, 1998 to purchase from any Holder of the Notes, the Notes at a call price at 112% of the principal amount, plus accrued in unpaid interest thereon provided that such call price shall be increased by 1% per month.

Under the terms of the Agreement, the Company is obligated to prepare and file a Form S-3 Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the Notes within 20 days of November 4, 1997 and to use its best efforts to have such Registration Statement declared effective on or before January 15, 1998. The proceeds from the issuance of these securities are being used to refinance $10 million of 20% notes payable to GSL Jr., to fund the purchase of the acquisition of Microtec and for general corporate purposes.

Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% Convertible Notes. The Notes were issued in a private placement transaction to 52 investors. The Company intends to use the net proceeds from such offering for expansion of inventory, increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. This offering, which was not conditioned on completion of the previously described offering, provided from the issuance of Convertible Notes containing substantially the same terms and conditions as set forth above.

The Company incurred fees and expenses equal to approximately 1.75% of the gross proceeds of the offerings and issued warrants to purchase 219,444 shares of the Company's Common Stock.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of income as a percentage of the Company's consolidated revenues:

                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  ------------------                         -----------------
                                          SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                          -------------         -------------        -------------        -------------
                                              1997                  1996                 1997                 1996
                                              ----                  ----                 ----                 ----
Net sales..............................       100%                  100%                 100%                 100%
Cost of sales..........................       64.0                  69.0                 66.5                 70.6
Gross profit...........................       36.0                  31.0                 33.5                 29.4
Selling, general and
  administrative expenses..............       16.0                  10.6                 14.9                  9.9
Income from operations.................       20.0                  20.4                 18.6                 19.5
Interest and financing expense.........        6.7                   1.8                  4.3                  6.3
Net Income.............................       11.4                  11.8                 11.3                 10.9

         Net sales increased by $13,425,045, or approximately 75%, to $31,270,598 for the third quarter of 1997 as compared to $17,845,553 for the third quarter of 1996. For the nine month period ended September 30, 1997, net sales increased by $27,682,069, or approximately 63%, to $71,607,921 as compared to $43,925,852 for the nine month period ended September 30, 1996. Such increase in sales was primarily attributable to increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new distribution channels. The acquisition of Microtec which was completed on July 10, 1997, has enabled the Company to expand into the corporate, government and distributor channels.

         Cost of sales during the third quarter of 1997 were $20,007,009, representing 64% of the sales during the period, as compared to $12,317,392 for the third quarter of 1996, representing 69% of sales for the period. Cost of sales during the nine month period ended September 30, 1997 were $47,596,686, representing 66.5% of the sales during the period, as compared to $31,005,728 for the nine month period ended September 30, 1996, representing 70.6% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter and nine month period ended September 30, 1997, when compared to the quarter and nine month period ended September 30, 1996, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale that of the Company's core products, personal computers. Sales of consumer electronics to Casas Bahia represented approximately 14% of sales during the nine month period ended September 30, 1997 as compared to 30% of sales during the nine month period ended September 30, 1996. Historically, the Company initiated the contract manufacturing of consumer electronic products in order to utilize excess capacity in its manufacturing facility. As the Company has expanded the production and sales of personal computers, it has elected to phase out the contract manufacturing of consumer electronics. While the Company believes that its expansion efforts in the areas of personal computers and related products will be sufficient to replace the loss of revenues associated with the contract manufacturing of consumer electronics, there can be no assurance that such expansion efforts will be successful.

         Selling, general, and administrative expenses increased by $3,115,463, or approximately 165%, to $5,001,365 for the third quarter of 1997 as compared to $1,885,902 for the third quarter of 1996. For the nine month period ended September 30, 1997, selling, general, and administrative expenses increased by $6,330,152, or approximately 146%, to $10,678,699 as compared to $4,348,547 for the nine month period ended September 30, 1996. The increase for the third quarter of 1997 was primarily attributable to the acquisition of Microtec which occurred on July 10, 1997. The increases for the third quarter and the nine month period ended September 30, 1997 was also attributable to the increased costs associated with expanding the Company's manufacturing capacity in Brazil as well as the increase in operating expenses to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 16% for the third quarter of 1997, compared to 10.6% for the third quarter of 1996. For the nine month period ended September 30, 1997, selling, general, and administrative expense as a percentage of sales was 14.9%, compared to 9.9% for the nine month period ended September 30, 1996. Such increases were primarily attributable to the acquisition of Microtec and the incorporation of their general and administrative expenses into the Company's operations which more than offset the Company's increases in revenues. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy. While the level of these expenses in future years can not be predicted and is dependant in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $2,619,965, or approximately 72%, to $6,262,224 for the third quarter of 1997 as compared to $3,642,259 for the third quarter of 1996. For the nine month period ended September 30, 1997, income from operations increased by $4,760,960, or approximately 56%, to $13,332,536 as compared to $8,571,576 for the nine month period ended September 30, 1996. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales decreased to 18.6% for the nine month period ended September 30, 1997 from 19.5% for the nine month period ended September 30, 1996. This decrease was primarily attributable to the aforementioned increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense increased by $983,006, or approximately 90%, to $2,079,344 for the third quarter of 1997 as compared to $1,096,338 for the third quarter of 1996. For the nine month period ended September 30, 1997, interest and financing expense increased by $298,519, or approximately 11%, to $3,083,804 as compared to $2,785,285 for the nine month period ended September 30, 1996. This increase was primarily attributable to the Company's increased use of debt financing and the sale of accounts receivable to support its working capital needs.

         During the nine month period ended September 30, 1997, the Company experienced a foreign currency exchange loss of $1,615,863 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $541,040 during the nine month period ended September 30, 1996. At September 30, 1997, the Company had a net exposure to currency fluctuations of approximately $44.5 million consisting primarily of accounts receivable denominated in Real less payables denominated in the Real.

         Net income increased by $1,477,387, or approximately 70%, to $3,577,991 for the third quarter of 1997 as compared to $2,100,604 for the third quarter of 1996. For the nine month period ended September 30, 1997, net income increased by $3,302,209, or approximately 69%, to $8,106,954 as compared to $4,804,745 for the nine month period ended September 30, 1996. The increase in net income was primarily attributable to the aforementioned increase in income from operations which more than offset increases in interest and financing expense and increases in selling general and administrative expenses. Net income as a percentage of sales increased to 11.3% for the nine month period ended September 30, 1997 from 10.9% for the nine month period ended September 30, 1996. This increase was primarily attributable to the reduction in interest and financing expense as a percentage of sales which more than offset the decrease in income from operations as a percentage of sales.

         Net income per common and common share equivalent increased by $0.07, or 28%, to $0.32 for the third quarter of 1997 as compared to $0.25 for the third quarter of 1996. For the nine month period ended September 30, 1997, net income per common and common share equivalent increased by $0.19, or approximately 34%, to $0.75 as compared to $0.56 for the nine month period ended September 30, 1996. The percentage increase in net income per common and common share equivalent was less than the percentage increase in net income primarily because of the dilution presented by the 2,115,500 shares issued in the Company's initial public offering in November of 1996.

         In November 1997, the Brazilian Government introduced a budget cutting plan designed to control Brazil's budget and trade deficits. The plan, which includes measures ranging from tax increases to public sector layoffs is designed to save the Brazilian government approximately $20 billion Reais. These proposed changes in addition to future changes in, or the implementation of, such policies, and increased Brazilian political uncertainty, could have a material adverse effect on the Company and its financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. Up to the Company's initial public offering in November of 1996, the Company had historically satisfied its working capital requirements through cash flow from operations and debt financing. On November 7, 1996, the Company completed an initial public offering of securities issuing 2,115,500 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $18,000,000 which were used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. During the nine month period ended September 30, 1997, the Company has continued to use debt financing to satisfy its working capital requirements.

         At September 30, 1997, the Company had a working capital surplus of $43,355,534 compared to $31,873,405 at December 31, 1996. This increase in working capital was primarily attributable to the increased levels of accounts receivable and the increased levels of inventory which more than offset the increases in trade accounts payable and short-term debt.

         Net cash used by operating activities for the nine month period ended September 30, 1997 was $12,365,986 as compared to $24,399 in cash used by operating activities during the nine month period ended September 30, 1996. The increase in cash used was primarily attributable to the increases in accounts receivable and inventories which more than offset the increase in trade accounts payable.

         Net cash used in investing activities was $7,853,450 for the nine month period ended September 30, 1997. Such use of cash was primarily related to the acquisition of Microtec, the purchase of production equipment associated with the expansion of the Company's manufacturing capacity and the purchase of computer equipment for the Company's management information system. Net cash provided from financing activities was $22,273,225 for the nine month period ended September 30, 1997 and resulted primarily from the short-term borrowings at various banks in Brazil, and the issuance of a $5 million note payable to a related party, and the private placement of an aggregate of $15 million senior convertible notes to a related party.

         The Company has a line of credit in the amount of $1,200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. $200,000 of such line is a working capital line and $1 million is a trade finance line used to support letter of credits which the Company may issue to secure purchase obligations. The trade finance lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company. As of September 30, 1997, there was nothing owing under such facility.

         As of September 30, 1997, the Company had $7,219,239 in short-term borrowings from various banks in Brazil with rates of interest ranging from 1.5% to 3% per month and maturing on a revolving basis. As of September 30, 1997, the Company had available approximately $15 million in unused credit facilities at various banks in Brazil.

         During the nine month period ended September 30, 1997, the Company negotiated a net amount of $12,287,346 of its accounts receivable to various banks in Brazil, recognizing a financing expense of approximately $802,104. Such receivables were negotiated with full recourse to the Company.

         At September 30, 1997, the Company had a note payable in the amount of $1.4 million to Georges C. St. Laurent III, the Chairman of the Board and Chief Executive Officer of the Company. Such note is payable on demand and bears interest at the rate of 1% per month.

         On December 17, 1996, the Company borrowed $5 million at an annual interest rate of 20% and a term of 180 days from Georges C. St. Laurent, Jr., the father of Georges C. St. Laurent III, the Company's CEO, and William St. Laurent, the Company's President. On April 10, 1997, the Company borrowed an additional $5 million from Georges C. St. Laurent, Jr. at an annual interest rate of 20% and a term of 180 days. On June 26, 1997, GSL Jr. and the Company mutually agreed to extend the term of the December 17, 1996 note for an addition 180 days. The proceeds of the notes were used for general corporate and working capital purposes. On October 10, 1997 the Company repaid such notes out of the proceeds of a private placement of 10% convertible notes.

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

         On August 19, 1997, the Company entered into a loan agreement with GSL Jr. for a principal amount of up to $10,000,000 to be evidenced by senior convertible notes. The notes have a two year term and bear an annual interest rate of 10% payable monthly and are convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $16.10 of principal converted. On August 19, 1997, the Company issued the first of such notes for the principal sum of $5,000,000. On October 10, 1997, the Company issued the second of such notes for the principal sum of $5,000,000. The proceeds of the notes are being used for general working capital purposes.

         The Company has suspended the ground breaking of its new manufacturing plant and administrative center in Ilheus, Brazil. The Company has become aware that the current manufacturing facility in Ilheus that it is leasing will be coming up for auction. The Company is currently evaluating the purchase of its current facility in such auction.

         On October 10, 1997, the Company completed a private placement of three year 10% convertible promissory notes resulting in gross proceeds to the Company of $20,000,000. The private placement was between the Company and four institutional investors. The notes are initially convertible at a conversion price of $16.50 (the "Initial Conversion Price") subject to stock-splits, stock dividends, rights offering other similar events. In the event that the Company shall have declined to repay in full, following the exercise by noteholders of the first or second put right (as defined below), the Initial Conversion Price shall be (i) the lesser of .85 multiplied by the 10-day weighted average sale price ("VWASP") on Nasdaq as reported by Bloomberg, LP (or other principal exchange on which the Company's securities are traded) for the lowest 10-day consecutive period during 30 consecutive trading day period ending one trading day prior to the conversion date or (ii) $16.50 per share.

         Beginning October 10, 1998 and continuing for a period of 30 days thereafter, each Noteholder shall have the right ("First Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes held by such Holder at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon. Commencing 180 days after the First Put Date and continuing for a period of 30 days thereafter, each Noteholder shall have a second right (the "Second Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes at a price equal to 115% of the principal amount thereof plus accrued and unpaid interest thereon. The purchase price for any Put Right shall be paid in four equal monthly installments on the last business day of each month commencing on the first full month following the put notice with respect to the applicable First or Second Put Right, with interest on each installment at the rate of 10% per annum. The Company shall have the right at any time from time to time commencing on October 10, 1998 to purchase from any Holder of the Notes, the Notes at a call price at 112% of the principal amount, plus accrued in unpaid interest thereon provided that such call price shall be increased by 1% per month.

         Under the terms of the Agreement, the Company is obligated to prepare and file a Form S-3 Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the Notes within 20 days of November 4, 1997 and to use its best efforts to have such Registration Statement declared effective on or before January 15, 1998. The proceeds of from the issuance of these securities are being used to refinance $10 million of 20% notes payable to GSL Jr., to fund the purchase of the acquisition of Microtec and for general corporate purposes.

         Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% Convertible Notes. The Notes were issued in a private placement transaction to 52 investors. The Company intends to use the net proceeds from such offering for expansion of inventory, increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. This offering, which was not conditioned on completion of the previously described offering, provided from the issuance of Convertible Notes containing substantially the same terms and conditions as set forth above.

         The Company incurred fees and expenses equal to approximately 1.75% of the gross proceeds of the offerings and issued warrants to purchase 219,444 shares of the Company's Common Stock.

         To maintain historical levels of growth, the Company may need to seek additional funding through public or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. Adequate funds for growth through internal expansion and through acquisitions may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs. In addition, the Company has in the past sought funding through related third parties to the Company's management and there can be no assurance that these sources can be relied upon in the future. Based on the Company's operating plan, the Company believes that the projected cash flows from operations and the existing and contemplated sources of financing will be sufficient to satisfy its capital requirements for the next twelve months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements for such period. Also, there can be no assurance that such contemplated sources will be available at the time they are needed. In any of such events, the Company may be unable to implement its current plans for expansion.

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

                              II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has been named in two separate lawsuits, one by IBM and another by YE Data, both relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III was a shareholder and which ceased operations in 1993. During the third quarter of 1997, the YE Data case was dismissed by the courts with no action taken against either party. The company believes that the IBM lawsuit is frivolous in nature and without merit and is not material to the financial results or condition of the Company. Mr. Georges C. St. Laurent III has agreed to indemnify the Company against any and all claims having to do with this lawsuits against the Company by IBM or and others that may arise from the past operations of businesses owned by Mr. Georges C. St. Laurent III. Mr. William C. St. Laurent has agreed to indemnify the Company against any and all claims having to do with lawsuits that may arise from the past operations of businesses owned by Mr. William C. St. Laurent.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:

         (10.14)  Loan Agreement dated August 19, 1997 between the Company and
                  Georges C. St. Laurent Jr.
         (10.15)  Senior Convertible Note dated August 19, 1997 to Georges C.
                  St. Laurent Jr.
         (10.16)  Senior Convertible Note dated October 10, 1997 to Georges C.
                  St. Laurent Jr.
         (11)     Statement Re: Computation of Per Share Earnings
         (27.1)   Financial Data Schedule

(b) Reports on Form 8-K.

         1. The Company filed a Current Report on Form 8-K dated July 10, 1997 as amended by Form 8-K/A filed September 23, 1997 disclosing the Company's acquisition of Microtec Sistemas Industria e Comercio S.A.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/ EDWARD A. KELLY
     ------------------------------
Edward A. Kelly
Vice President and Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  November 14, 1997

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------                               -----------

 10.14      Loan Agreement dated August 19, 1997 between the Company and Georges
            C. St. Laurent Jr.
 10.15      Senior Convertible Note dated August 19, 1997 to Georges C. St.
            Laurent Jr.
 10.16      Senior Convertible Note dated October 10, 1997 to Georges C. St.
            Laurent Jr.
 11         Statement Re: Computation of Per Share Earnings
 27.1       Financial Data Schedule