Form 10-K
period 1997-12-31
VITECH AMERICA INC
filed 1998-04-02
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                         Commission File Number 0-21369

                               VITECH AMERICA, INC
             (Exact name of registrant as specified in its charter)

         FLORIDA                                     65 041 9086
(State of incorporation)                       (I.R.S. Employer ID No.)

                           8807 NORTHWEST 23RD STREET
                            MIAMI, FLORIDA 33172-2419
               (Address of principal executive offices, zip code)

                                 (305) 477-1161
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 was approximately $194 million.

         As of March 27, 1998 there were 11,068,756 shares of the Common Stock of the Company, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's Proxy Statement to be filed for the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Vitech America, Inc. and subsidiaries (the "Company") are engaged in the manufacture and distribution of computer equipment and related products, as well as the financing of the purchase thereof, in the Federal Republic of Brazil. The Company's principal operations are conducted in Brazil by its Brazilian subsidiaries. The parent company, Vitech America, Inc., sources components in the United States and throughout the world and engages in the distribution of those components to its subsidiaries' manufacturing operations in Brazil. Principally all of the Company's consolidated revenues have been recognized in Brazil by the Company's subsidiaries. The Company's products, which include personal computers and multimedia systems and related peripheral products, networking and system integration equipment, and consumer electronics, are marketed under brand names owned by the Company or its affiliates and other brand names for distribution through a variety of channels in the Brazilian marketplace. In addition, the Company maintains an engineering support service dedicated to assisting the Company's customers in effecting networking and systems integration solutions.

         As a result of the increasing stability of the economy and the growth of a middle class in Brazil, demand for computer equipment and related products in Brazil has increased significantly over the last five years. Based upon news and trade reports, the Company believes that the market for computer equipment and related products in Brazil is expected to grow at the rate of approximately 20% annually for at least the next 5 years. The Company believes that it is particularly well-positioned to capitalize upon such anticipated growth based upon: (i) the Company's knowledge of prevailing customs, importation practices, technology and labor bases, marketing dynamics, and economic conditions in Brazil, together with the Company's existing relationships with U.S. and Asian suppliers and understanding of technology development; (ii) the Company's integrated manufacturing, research and development, sales, and warehousing facilities in Brazil; (iii) the Company's existing national direct distribution network in Brazil; and (iv) the Company's ability to provide flexible financing alternatives to potential purchasers of the Company's products.

MICROTEC

         On July 10, 1997, the Company acquired 94.4% of the outstanding capital stock of Microtec Sistemas Industria e Comercio S.A. ("Microtec"). Microtec, based in Cotia, Sao Paulo, Brazil, is engaged in the manufacture and distribution of personal computers and servers in the Federal Republic of Brazil. Microtec sells directly to corporate and government clients and through a nationwide network of over 300 channel partners. Microtec participates heavily in all levels of bids and public solicitations in Brazil. Since 1983, Microtec has established a brand name recognition for quality products and services in the Brazilian market. Microtec has an installed base of approximately 230,000 personal computers. Microtec sources components in Brazil as well as in China, Taiwan, and the United States. Microtec has extensive experience in the engineering and design of personal computers and has been granted an ISO-9001 certification. With a nationwide network of technical assistance and service centers, Microtec has one of the most extensive post-sale support systems in Brazil.

RECENT ACQUISITIONS

         In November 1997, the Company acquired a majority interest in Tech Shop Holdings, USA, Inc., the parent of Tech Shop, Ltda. and Tech Stock, Ltda. ("Techshop"), located in Belo Horizonte, Brazil. During the same month, the Company also acquired a majority interest in Recife Holdings, USA, Inc., the parent of Rectech-Recife Tecnologia, Ltda. ("Rectech"), located in Recife, Brazil. The operations of Tech Shop, Ltda., Tech Stock, Ltda. and Rectech-Recife Tecnologia, Ltda. include regional distribution and sales of computers and related equipment in the corporate and retail markets in Brazil. The companies are well suited to the Company's business strategy of selling directly to individual consumers, corporate clients and governmental entities, and they add strength to the Company's direct marketing and support services in the central and northeastern regions of Brazil.

 EXPANSION STRATEGY

         The Company's strategy has been to utilize (i) the Company's knowledge of prevailing customs, importation practices, technology and labor bases, marketing dynamics, and economic conditions in Brazil, together with the Company's existing relationships with U.S. and Asian suppliers and understanding of technology development, (ii) the Company's integrated manufacturing, research and development, sales, and warehousing facilities in Brazil, (iii) the

Company's existing distribution arrangements with retailers and others in Brazil, and (iv) the Company's ability to provide flexible financing alternatives to potential purchasers of the Company's products to gain market share and satisfy the increasing demand for consumer electronic products in Brazil.

         In order to attain its objectives, the Company intends to employ a business strategy comprised of the following elements:

EXPANSION OF INVENTORY

         The Company intends to continue to expand its inventory in an amount sufficient to keep pace with its expected sales volume. The Company believes that increased purchases of certain products will permit it to realize economies of scale as a result of more favorable pricing.

EXPANSION OF DIRECT MARKETING PROGRAM AND CONSUMER FINANCING FOR THE DIRECT SALES STRATEGY

         With the expansion of manufacturing and credit facilities, and the further development of its distribution system, the Company, in 1996, embarked on a direct sales strategy targeting the retail consumer and corporate market by offering computer equipment and related equipment products with innovative and flexible credit arrangements in order to satisfy consumer demand in Brazil for such products. The Company intends to utilize the consumer relationships formed in connection with such financing activities to create ongoing sales of technology products and services directly to end users.

EXPANSION OF DISTRIBUTION CHANNELS

         The Company will continue to develop its distribution channels by providing enhanced customer services and post-sale support and expanding credit arrangements. The Company has developed its internal sales force to assist sales agents, system integrators, distributors, and resellers relative to the Company's existing and new product lines which are distributed to end-users using five basic sales channels. The Company's five basic channels consist of
(i) sales agents, (ii) network representatives, (iii) telemarketing, (iv) systems integration, and (v) distribution and retail. Each of these channels allows the Company to sell direct to end-users while overcoming the basic lack of infrastructure in Brazil which prevents a pure "United States style" tele-marketing approach, as in "PCs by mail," from working today in Brazil. In the United States, a customer sees an ad in a periodical or on television, calls the manufacturer or marketer, gives a credit card, and the machine is shipped direct via express freight within several days. With only approximately 10,000,000 telephone lines for the 160,000,000 inhabitants in Brazil, the lack of telephones is a primary barrier for direct selling in Brazil. Further, there is very low penetration of credit cards, and even less penetration with sufficiently high credit limits to allow the purchase of major items such as personal computers. In addition, there is a lack of a central credit-reporting bureau such as "TRW" which encompasses all of the factors of an individual's credit history which would allow for a rapid and high-quality credit decision in light of the lack of credit cards. Finally, with the installed base of approximately 35 personal computers per 1,000 inhabitants, the average buyer is still buying their first personal computer. Thus, the client still wants to see the machine and generally have some "hand-holding" at the time of sale in order to get comfortable with the purchase. Direct personal contact at retail shops or by internal sales persons and external representatives through office or home visits allows the Company to overcome this barrier. As the market develops, and the installed base increases, and as credit cards become widely used, the direct telemarketing approach will become more successful. The Company allocates sales and marketing resources on each of its channels according to their relative success in generating sales. In the future, as one channel, such as telemarketing becomes more effective, the Company will allocate more resources to that effort. See "Item I. Business - Distribution and Marketing."

IDENTIFICATION OF PRODUCTS

         The Company will continue to identify high technology products for which substantial demand exists or can be created, with particular emphasis on products which the Company can manufacture, import, or assemble in Brazil.

 TRAINING

         The Company will continue to train and enhance the skills of the local work force in Brazil in order to increase its manufacturing and assembly capabilities. The Company believes that its deployment of a trained work force in facilities geographically separated from major urban areas enables the Company to obtain favorable profit margins by sustaining low cost manufacturing.

FORTIFICATION OF THE COMPANY'S BRANDS AND TRADE NAMES

         The Company intends to further establish its Vision/Registered Trademark/, Microtec's Mythus/Registered Trademark/, Quest/Registered Trademark/, Spalla/Registered Trademark/ and Vesper/Registered Trademark/ and other brand and trade names as recognized and reliable brands in Brazil for computer equipment products. The Company continuously evaluates new products, the demand for its current products, and its overall product mix, and seeks to develop distribution relationships with vendors of products that enhance the products offered by the Company.

PRODUCTS

COMPUTER SYSTEMS

         The market for the distribution of computer products is significant and growing in Brazil, reflecting an increasing demand for computer products and systems. Until 1993, the market for computer products in Brazil was closed to foreign competition, protected from foreign imports and reserved for Brazilian companies. During this period of protection, the demand for computers in Brazil was left largely unfulfilled, resulting in pent-up demand for computers and other technology products. In 1993, however, import restrictions were lifted resulting in the expansion, at an annualized rate in excess of 30% of the market for computers in Brazil. The Company, as a vertically integrated computer manufacturer and distributor based in Brazil, has established a full line of computer products from low-end workstations to high-end multimedia workstations and powerful multi-processor servers in order to meet the increasing demand in Brazil for information technology solutions. The Company offers its products under its Vision/Registered Trademark/, and Microtec's Mythus/Registered Trademark/, Quest/Registered Trademark/, Spalla/Registered Trademark/ and Vesper/Registered Trademark/ names.

         The Company also designs, develops, manufactures, and markets under its MultiShow/Registered Trademark/ brand name, a family of multimedia computer products. The Company offers sound cards, speakers, multimedia titles, microphones, and multimedia kits complete with user-friendly manuals written in Portuguese. The demand for multimedia personal computers is increasing as personal computers evolve from task-oriented devices primarily utilized for word processing and spreadsheets to more user-friendly multipurpose devices for increasingly diverse multimedia applications.

BUSINESS SYSTEMS INTEGRATION; CLIENT-SERVER APPLICATIONS

         The Company has created a family of products and services in response to the need for client-server distributed computing solutions in Brazil. The Company distributes a range of powerful symmetrical multi-processor super-servers. The Company markets a full line of local area network and wide area network parts, including bridges, multiplexors, DSU/CSU, buffers, modems, bridges, routers and wide area networks for system integrators and their customers. As a developing country, Brazil has a large demand for distributed computing solutions through the establishment of client-server networks. Many of the Company's system integration customers do not yet have the expertise to design complex systems. In response, the Company established its own support team that supplies technical expertise to design complex local area network or wide area network systems for the system integrators as well as for the end user. The Company holds several seminars each year in order to educate the marketplace on the advantages of distributed computing and to train its channel partners and system integrators in the latest techniques in this discipline.

FREIGHT FORWARDING AND IMPORTATION PROCEDURES

         Virtually all of the products that the Company purchases are received and consolidated in containers at the Company's U.S. facility for sea or air freight to the Company's facilities in Ilheus or Salvador, Brazil. These destinations contain deep-water ports with modern handling and storage facilities. The Company is highly-sophisticated in Brazilian customs matters and is knowledgeable in producing appropriate documentation to expedite customs clearance and importation of components. Upon receipt in Brazil, the goods are expedited through customs by the Company personnel so that goods spend a minimum amount of time at the port facility.

ENGINEERING AND MANUFACTURING

         The Company has an experienced engineering department comprised a total of 20 engineers at its facilities. The engineering department is responsible for designing products, producing the technical specifications for components required for manufacture, training personnel, line engineering, and quality control/quality assurance programs. The engineering group constructs the bill of materials of components that are required for manufacture and designs the manufacturing line so that the tasks can be undertaken reliably within and the capabilities of the Company's specially trained labor force. The group also supports the sales force and is responsible for the design of local area network or wide area network systems for the Company's customers and their end users.

         The Company's manufacturing facilities consist of a modern 160,000 square-foot leased facility in Ilheus. The Company has an additional 55,000 square feet of manufacturing space in Cotia in the State of Sao Paulo. Management believes that these facilities will allow the Company to continue to operate at its anticipated capacity levels for at least the next 12 months. See "Item 2. Properties."

PROCUREMENT AND MATERIALS MANAGEMENT

         Operating in the Brazilian market requires dedicated logistics and materials handling experience in order to overcome the infrastructure challenges of Brazil and in order to take advantage of the tax incentive afforded to local manufacturers. The Company maintains an integrated manufacturing requirements planning system in order to achieve the Company's objective of fulfilling its manufacturing needs while optimizing its investments in inventory. The Company sources components directly from major technology manufacturers and distributors in Asia and the United States. Components are then shipped to Company manufacturing facilities in Brazil on a coordinated basis to allow production goals to be met in accordance with its sales objectives. The Company's material requirements planning system allows it to track and control components throughout the entire procurement process.

WORK FORCE AND TRAINING PROGRAM

         The Company has elected to locate its manufacturing facilities in remote regions of Brazil in order to capitalize on lower costs. Many of the Company's cities and states, especially in such remote regions, do not have sufficient technical educational facilities and, where such facilities do exist, they are located in areas with higher labor costs. In response to this lack of technical education, the Company has created its own technical training program to create a technically adept labor force by training workers in various technical phases of assembly line manufacturing. The Company believes that this training will often confront and mitigate cultural differences that may interfere with an employee's motivation and productivity.

         The Company has designed internal training programs that build technical skills for entry level employees. Entry level employees engage in assembly work, packing, shipping, and cleaning and require a great deal of training and supervision. All of the Company's entry level employees are compensated at a level in excess of the national minimum wage which is currently U.S.$120 per month. Technical personnel have had either technical school or university level training. These workers are usually upwardly mobile and are recruited either from other companies or technical schools. Although they must be taught specific work related details, they are usually well-trained. Engineers are university trained and are generally paid between 5 and 10 times the minimum wage. See "Item 1. Business - Employees."

QUALITY ASSURANCE AND SERVICE

         The Company addresses quality assurance at all stages of the production process. First, components considered for use in standard systems are tested for compatibility by the research staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. A statistical sampling of components in every category is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the production process to demonstrate that all components are engaged and fully operational. Thereafter, each complete unit is "burned-in" for three hours. This process involves running a test program which sequentially tests each component to verify prescribed operation. In addition to having an ISO 9001 certification at the Microtec manufacturing facility in Cotia, the Company has implemented a total quality program at its manufacturing facility in Ilheus, Bahia with the goal of achieving ISO 9002 status by late 1998. This program includes training employees company wide on the processes and methods involved in achieving the Company's goal of zero defects.

         In addition to the total quality control procedure in the production process, the Company provides post sales technical support for its products. Such technical support is provided by the Company's national network of sales agents and by providing engineers and technicians who perform in-house and local on-site servicing for corporate and government clients. Additionally, the Company offers, through its newly established call center, its Vision Plus/Registered Trademark/ toll-free telephone support service providing personalized attention to its customers.

DISTRIBUTION AND MARKETING

         The Company's marketing strategy is designed to eliminate as many levels of distribution as possible in order to offer competitive pricing to the customer and to attain a direct relationship with the end-user. In the future, the possibility of Company-owned retail stores in some regions will be explored in order to further control margins and attain access to the end-user. The Company, operating through its sales and marketing teams, has built an extensive distribution network consisting of a national network of sales agents, network representatives, systems integrators, distributors, and retailers. This distribution network includes access to large markets in Brazil for computer systems, business systems integration, and consumer electronic products. Customers include small and medium-sized businesses, government agencies, major retailers, and consumers. The Company's sales teams are in regular contact with customers at each distribution level as well as with the end-user. In this manner, the Company's sales, marketing, and engineering personnel are more suitably positioned to react to changing demands within the Company's customer base in Brazil.

         The Company's primary channels of distribution are as follows:

         /bullet/ SALES AGENTS. Sales agents located throughout Brazil represent the Company's products to end-users for a commission equal to approximately 15% of the sales price of the product. These former value added resellers (VARs) are consigned merchandise which in turn is billed to the end-user directly by the Company, after a credit score and credit approval is completed by the Company's central credit processing operation. The agent is responsible for providing a full-coverage service warranty for the Company for the duration of the warranty on the product. As a result of this synergistic relationship, the sales agent is incentivised to work with the Company and its products because (i) a layer of valued added tax and federal sales tax (PIS/COFINS) are eliminated to allow for a more competitively priced product, (ii) the sales agent's inventory carrying cost is eliminated, allowing for more working capital for selling activities, and (iii) the agent avoids most credit risk. The Company, in turn, benefits from this relationship because (i) it allows for a direct relationship for the Company with the end-user, (ii) it allows for company controlled inventory, (iii) it allows the Company to control its credit quality and reduce its credit exposure, and (iv) it allows for a reduction of value added and sales taxes thereby reducing the end-user price and increasing margins for the Company. The resulting network of agents make up the Company's national network of warranty service centers, able to support the end-users in nearly all locations in Brazil. There are currently 95 active sales agents.

         /bullet/ NETWORK REPRESENTATIVES. Network representatives, working through regional managers who control 60 regions covering all of Brazil, sell house-to-house and office-to-office. This strategy enables the Company to have direct contact with end-users, and allows for the efficient gathering of credit information and administration of the sales process in remote areas where the 95 active sales agents do not have adequate penetration. These network representatives work on a strict commission basis and use the 95 active sales agents as sources of stock for immediate delivery as well as for technical assistance and warranty service. There are 250 active network representatives. Prior to becoming active, all of the Company's network representatives participate in a two day sales and technical training program administered by the Company and designed to insure a marketing presentation that is consistent with the Company's quality and standards.

         /bullet/ TELEMARKETING. Telemarketing is a program established in 1997 to sell the Company's products direct to consumer end-users and to market the Company's products to small resellers. In addition to generating sales to end-users, this channel also serves as a lead-generator for sales agents, network representatives, and the corporate sales staff. The Company is also using this program as a test-bed for specific sales programs and promotions. The telemarketing call center, which currently has 30 telephone operators, is also integrated with the Company's technical assistance hotlines.

         /bullet/ SYSTEMS INTEGRATION. Systems Integration is one of the leading growth areas in the country. The Company has invested in creating a staff of 28 internal sales, support, technical, and engineering professionals to handle the design, quotation, build, installation and support of high-end network solutions based on Windows-NT server applications on symmetrically multi-processed servers and network equipment. In addition, the Company participates in a wide variety of government and corporate bids. The Company also uses outside consultants to administer such bid processes. With the addition of Microtec, which participates heavily in this market, the Company expects to expand its activities in this area.

         /bullet/ DISTRIBUTION AND RETAIL. Distribution and retail are the traditional methods used to penetrate a market. With approximately 300 active clients, this channel, as a percentage of the Company's total sales, is expected to play a smaller role in the Company's sales strategy as the direct channels mentioned above are developed and enhanced.

         The Company presently has 25 employees in its Sao Paulo facility with the responsibility of marketing new product lines, receiving input on existing product lines and making personal sales calls. In addition, they are responsible for accepting, processing and administering sales orders, and coordinating advertising and logistics of product shipment.

         In accordance with its policy to diversify its customer base, the Company has successfully expanded and diversified its customer base from one customer during 1993 to approximately 22,000 customers as of December 31, 1997. During the year ended December 31, 1995, Casas Bahia and Vitoria Tecnologia S.A., an affiliate of the Company through common ownership, accounted for 15% and 76%, respectively, of the Company's sales. For the year ended December 31, 1996, Casas Bahia and Vitoria Tecnologia S.A. accounted for 38% and 11%, respectively, of the Company's sales. Of the 38% of sales to Casas Bahia, approximately 30% of those sales resulted from the contract manufacturing of consumer electronics while the remainder represented PC sales. For the year ended December 31, 1997, sales to Casas Bahia represented 9.09%of sales.

COMPETITION

         The manufacturing and distribution of computer equipment and related products is highly competitive and requires substantial capital. The Company has competed with, and will continue to compete with, numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company, which may give such competitors competitive advantages, including economies of scale and scope. Competitors include internationally recognized companies such as IBM, Acer, Hewlett Packard and Compaq. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations.

BACKLOG; UNFULFILLED CONTRACT MANUFACTURING OBLIGATIONS

         The Company's backlog as of December 31, 1997 was approximately U.S.$10 million. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. The Company expects to ship its entire current backlog within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

REGULATION AND ENVIRONMENTAL MATTERS

         The Company believes that its facilities and practices for controlling and disposing of the limited amount of wastes it produces are in compliance with applicable environmental laws and regulations in Brazil.

TRADEMARKS

         The Company's products are marketed and sold under Company-owned trademarks, including Vision/Registered Trademark/ and Microtec's
Mythus/Registered Trademark/, Quest/Registered Trademark/, Spalla/Registered Trademark/ and Vesper/Registered Trademark/.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 650 persons, including 12 executive officers, 20 executive personnel, 20 engineering personnel, and 80 administrative personnel. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Miami, Florida. The Company leases, from an unaffiliated landlord, approximately 16,000 square feet of office and warehouse space in Miami. The office space lease expires in

August 1998. The Company pays annual rent of approximately $102,000 plus its allocable share of real estate taxes, insurance, and other assessments.

         The Company's Brazilian operations are centered in the states of Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo for an annual rent of approximately U.S.$350,000. The lease on such property expires in April 2000. In addition, the Company leases an additional 12,000 square feet of warehouse space in Sao Paulo pursuant to a lease which expires in June 1999 for an annual rent of U.S.$34,000. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for an annual rent of approximately U.S.$157,000. Such lease expires in November 1998. The Company leases another 55,000 square feet in Cotia for approximately U.S.$240,000 per annum, the lease of which expires in September 1998. In addition, the Company leases warehouse and retail space in Recife and Belo Horizante.

         The Company believes that in the event that the lease with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

         The Company has begun the development of a new 70,000 square foot manufacturing plant and administration center in Ilheus, Brazil. In connection with the development thereof, the Company has secured a U.S.$3.4 million loan from the Development Bank of the State of Bahia to fund the development of such facility. The loan proceeds are anticipated to cover 100% of the construction costs. Currently, however, the Company has suspended the ground-breaking for this facility. The Company has become aware that the manufacturing facility that it is currently leasing in Ilheus will become available through auction. The Company is currently evaluating the purchase of such facility before it continues with the groundbreaking of the new facility.

         In addition to the facilities discussed above, the Company owns, for investment purposes, two undeveloped parcels of land near Ilheus, Bahia. The Company does not plan to make material capital expenditures or improvements with respect to this property during the next fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named in two separate lawsuits in the United States, one by IBM and another by YE Data, both relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, was a shareholder and which ceased operations in 1993. During the third quarter of 1997, the YE Data case was dismissed by the courts with no action taken against any party involved. The Company believes that the IBM lawsuit is frivolous and without merit and is not likely to have a material adverse effect on the Company's financial results or condition. Additionally, Mr. Georges C. St. Laurent III has agreed to indemnify the Company against any and all claims having to do with these lawsuits or others that may arise from the past operations of businesses owned by Mr. Georges C. St. Laurent
III. Mr. William C. St. Laurent has also agreed to indemnify the Company against any and all claims having to do with lawsuits that may arise from the past operations of businesses owned by Mr. William C. St. Laurent.

         Other than as discussed above and other than in the ordinary course of its business, the Company knows of no other material litigation or claims pending, threatened, or contemplated to which the Company is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

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

                                                                                         HIGH              LOW
                                                                                         ----              ---
        FISCAL YEAR 1996:
            Period November 4, 1996, the commencement date of the Company's
             initial public offering, through December 31, 1996                        $ 11.625          $ 8.375

        FISCAL YEAR 1997:
            Quarter ended March 31                                                     $  16.00          $ 8.125
            Quarter ended June 30                                                      $ 19.625          $  9.25
            Quarter ended September 30                                                 $ 17.625          $ 13.50
            Quarter ended December 31                                                  $  23.00          $ 13.50

HOLDERS

         As of March 4, 1998 there were approximately 1,805 holders of record of the Common Stock.

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

      At December 31, 1997 and 1996, shareholders' equity consisted of $27,874,495 and $15,743,838, respectively, in retained earnings generated from the operations of the Company's subsidiaries. Of these amounts $26,941,252 and $15,743,838, respectively, were generated from the operations of Bahiatech - Bahia Tecnologia Ltda. ("Bahia"), one of the Company's Brazilian subsidiaries. Bahia is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1997 and 1996, the tax exemption benefits amounted to $5,202,833 ($0.48 per share) and $2,163,667 ($0.24 per share), respectively.

      For the foreseeable future, Bahia does not intend to distribute any excess retained earnings to its U.S. parent, but intends to reinvest such earnings, if any, in the development and expansion of its business. In the future, however, should Bahia wish to remit retained earnings in excess of the tax exemption benefits, it may do so only in REAIS convertible into U.S. Dollars in the floating rate exchange market (the "Floating Market"). There are two legal foreign exchange markets in Brazil: the commercial rate exchange market (the "Commercial Market") and the Floating Market. The "Commercial Market Rate" is the commercial selling rate for Brazilian currency into U.S. Dollars, as reported by the Central Bank. The "Floating Market Rate" generally applies to transactions to which the Commercial Market Rate does not apply. Prior to the implementation of the REAL Plan, the Commercial Market Rate and the Floating Market Rate differed significantly at times. Since the introduction of the REAL, the two rates have not differed significantly. However, there can be no assurance that there will not be significant differences between the two rates in the future. Both the Commercial Market Rate and the Floating Market Rate are reported by the Central Bank on a daily basis.

      In order for a company to remit retained earnings abroad at the Commercial Market Rate, Brazilian law first requires the registration of the foreign capital upon which those retained earnings were made. Bahia has applied with the Central Bank of Brazil to register its original foreign capital investment in order to allow it to remit excess retained earnings at the

Commercial Market Rate. In the event that Bahia's application is denied, then Bahia, if it so chooses, will be able to remit excess retained earnings at the Floating Market Rate only. The Company uses the Commercial Market Rate for the translation of Bahia's results into U.S. Dollars. In the event that Bahia remits excess retained earnings at the Floating Market Rate, there can be no assurance that such remittance will not vary from the Company's reported results because of the differences between the Commercial Market Rate and the Floating Market Rate. Microtec is eligible to remit excess retained earnings at the Commercial Market Rate.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                                                                           PERIOD JUNE
                                                                                                             24, 1993
                                                        YEAR ENDED DECEMBER 31,                              (INCEPTION)
                                   -------------------------------------------------------------------      TO DECEMBER
                                        1997              1996              1995             1994            31, 1993
                                   ---------------    -------------     -------------    -------------     --------------
Sales                           $     117,537,403  $    73,321,398   $    48,488,996  $    17,407,363   $      1,156,253
Cost of sales                          76,813,191       53,470,340        39,156,239       16,483,232            903,544
Gross profit                           40,724,212       19,851,058         9,332,757          924,131            252,709
Selling, general and
  administrative expenses              18,167,737        8,083,287         1,234,108          505,448            181,139
Income from operations                 22,556,475       11,767,771         8,098,649          418,683             71,570
Interest and financing
  expense                               6,047,396        2,310,704           328,278          171,743             14,282
Foreign currency exchange
  losses                                2,665,224          547,077            16,229                -                  -
Net income (1)                         12,792,261        8,230,588         6,904,834          149,570             44,288

Earnings per common
  share - Basic                              1.18             0.99              0.86             0.02                ---

Earnings per common
  Share - Assuming dilution                  1.17             0.94              0.84             0.02                ---


BALANCE SHEET DATA:
                                                                    AS OF DECEMBER 31,
                                   --------------------------------------------------------------------------------------
                                        1997              1996              1995             1994              1993
                                   ---------------    -------------     -------------    -------------     --------------
Current assets                  $     121,939,015  $    41,959,441   $    21,267,881  $     7,595,246   $      1,320,967
Working capital                        82,555,097       31,873,405         6,412,154          403,181            298,525
Total assets                          155,504,902       47,376,586        22,260,817        7,692,321          1,373,128
Long-term liabilities                  61,085,153        1,757,367                 0                0                  0
Total liabilities                     100,469,071       11,843,403        14,855,727        7,192,065          1,022,442
Shareholders' equity (1)               53,608,389       35,533,183         7,405,090          500,256            350,686

--------------
(1) Restrictions presently exist on the ability of Bahia to distribute retained earnings. See Part II, Item 5 "Dividends" and the notes to the Company's Financial Statements contained elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

         The Company is engaged in the manufacture and distribution of computer equipment and related products, as well as the financing of the purchase thereof, in the Federal Republic of Brazil. Based on continuing efforts by management to maximize long-term profit margins and increase penetration into the marketplace directly to end-users, the Company has evolved from a Miami-based distributor of computer products to a vertically integrated manufacturer and marketer of personal computers and related products which are marketed and sold directly to end-users in Brazil. This evolution commenced in 1995 when the Company organized Bahia as a wholly-owned subsidiary to act as the Company's manufacturing and distribution entity in Brazil. The creation of Bahia marked the transformation of the Company from a low-margin U.S.-based distributor to a higher-margin vertically integrated manufacturer and marketer using the model of other direct distribution computer companies. The Company's products, which include personal computers and multimedia systems and related peripheral products, networking and system integration equipment, and consumer electronics, are marketed under brand names owned by the Company and other brand names for distribution through a variety of channels in the Brazilian marketplace.

         In furtherance of its business strategy, the Company, in July 1997, acquired 94.4% of the outstanding capital stock of Microtec. Microtec, based in Cotia, Sao Paulo, Brazil, is engaged in the manufacture and distribution of personal computers and servers in Brazil. Microtec sells directly to corporate and government clients and through a nationwide network of over 300 channel partners. Microtec participates heavily in all levels of bids and public solicitations in Brazil. Since 1983, Microtec has established a brand name recognition for quality products and services in the Brazilian market. Microtec has an installed base of approximately 230,000 personal computers in Brazil. Microtec has extensive experience in the engineering and design of personal computers and has been granted an ISO-9001 certification. With a nationwide network of technical assistance and service centers, Microtec has one of the most extensive post-sale support systems in Brazil.

         In order to enhance its market penetration and its direct relationship with end-users in Brazil, the Company, in November 1997, acquired a majority interest in Techshop, located in Belo Horizonte, Brazil, and in Rectech, located in Recife, Brazil. The operations of Techshop and Rectech include regional distribution and sales of computers and related equipment in the corporate and retail markets in Brazil. The companies are well suited to the Company's business strategy of selling directly to individual consumers, corporate clients and governmental entities, and they add strength to the Company's direct marketing and support services in the central and northeastern regions of Brazil.

         The evolution of the Company from a Miami-based distributor to a vertically integrated manufacturer and integrator of complete computer systems has resulted in the current business model which management believes will maximize the long-term profit margin of the Company. This business model consists of a U.S. operation, Vitech America, Inc., which serves as the a distributor of computer components to its subsidiaries in Brazil. Vitech America, Inc. purchases components worldwide for consolidation and processing at its Miami operation to be sold and shipped to its subsidiaries in Brazil. The subsidiaries serve as the Company's manufacturing and sales operations in Brazil. This model results in substantially all of the consolidated earnings of the Company to be attributable to the Company's subsidiary operations. For the foreseeable future, the Company will continue with this model in order to maximize the earnings in Brazil which will be reinvested for the continued growth of the Company's Brazilian operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated sales:

                                                                               YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                              1997              1996              1995              1994
                                                              ----              ----              ----              ----
                 Net sales                                    100%              100%              100%              100%
                 Cost of sales                                65.4              72.9              80.8              94.7
                 Gross profit                                 34.6              27.1              19.2               5.3
                 Selling, general and
                   administrative expenses                    15.5              11.0               2.5               2.9
                 Income from operations                       19.1              16.1              16.7               2.4
                 Net interest and financing expense            5.1               3.2                .7               1.0
                 Foreign currency exchange losses              2.3                .8               --                --
                 Net Income                                   10.9              11.2              14.2                .9

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Net sales increased by $44,216,005, or approximately 60%, to $117,537,403 for the year ended December 31, 1997 as compared to $73,321,398 for the year ended December 31, 1996. Such increase in sales was primarily attributable to increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new distribution channels. The acquisition of Microtec which was completed in July 1997, has enabled the Company to expand into the corporate, government and distributor channels.

         Cost of sales during the year ended December 31, 1997 were $76,813,191, representing 65.4% of the sales during the period, as compared to $53,470,340 for the year ended December 31, 1996, representing 72.9% of sales for the period. The decrease in cost of sales as a percentage of sales during the year ended December 31, 1997, when compared to the year ended December 31, 1996, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, personal computers. Sales of consumer electronics to Casas Bahia represented approximately 9.09% of sales during year ended December 31, 1997 as compared to approximately 30% of sales during the year ended December 31, 1996. Historically, the Company initiated the contract manufacturing of consumer electronic products in order to utilize excess capacity in its manufacturing facility. As the Company has expanded the production and sales of personal computers, it has elected to phase out the contract manufacturing of consumer electronics. While the Company believes that its expansion efforts in the areas of personal computers and related products will be sufficient to replace the loss of revenues associated with the contract manufacturing of consumer electronics, there can be no assurance that such expansion efforts will be successful.

         Selling, general, and administrative expenses increased by $10,084,450, or approximately 125%, to $18,167,737 for the year ended December 31, 1997 as compared to $8,083,287 for the year ended December 31, 1996. The increase was primarily attributable to the acquisition of Microtec and to the increased costs associated with expanding the Company's manufacturing capacity as well as the increase in operating expenses to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 15.5% for the year ended December 31, 1997, compared to 11% for the year ended December 31, 1996. Such increase was primarily attributable to the acquisition of Microtec and the incorporation of their general and administrative expenses into the Company's operations which more than offset the Company's increases in sales. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy. While the level of these expenses in future years can not be predicted and is dependent in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $10,788,704, or approximately 92%, to $22,556,475 for the year ended December 31, 1997 as compared to $11,767,771 for the year ended December 31, 1996. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 19.1% for the year ended December 31, 1997 from 16.1% for the year ended December 31, 1996. This increase was primarily attributable to the aforementioned decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses as a percentage of sales.

         Net interest and financing expense increased by $3,736,692, or approximately 162%, to $6,047,396 for the year ended December 31, 1997 as compared to $2,310,704 for the year ended December 31, 1996. This increase was primarily attributable to the Company's increased use of debt financing and the sale of accounts receivable to support its working capital needs.

         During the year ended December 31, 1997, the Company experienced a foreign currency exchange loss of $2,665,224 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $547,077 during the year ended December 31, 1996. At December 31, 1997, the Commercial Market Rate for the REAL was R$1.1164 per US$1.00 as compared to R$1.0394 per US$1.00 at December 31, 1996. At December 31, 1997, the Company had a net exposure to currency fluctuations of approximately $68.4 million consisting primarily of cash and accounts receivable denominated in REAIS less payables denominated in REAIS.

         Net income increased by $4,561,673, or approximately 55%, to $12,792,261 for the year ended December 31, 1997 as compared to $8,230,588 for the year ended December 31, 1996. The increase in net income was primarily attributable to the aforementioned increase in income from operations which more than offset increases in interest and financing expense and foreign currency exchange losses. Net income as a percentage of sales decreased to 10.9% for the year ended December 31, 1997 from 11.2% for the year ended December 31, 1996. This decrease was primarily attributable to the increases in interest and financing expense as a percentage of sales and foreign currency exchange losses as a percentage of sales which more than offset the increase in income from operations as a percentage of sales.

         Net income per common share assuming dilution increased by $0.23, or 24.5%, to $1.17 for the year ended December 31, 1997 as compared to $0.94 for the year ended December 31, 1996. The percentage increase in net income per common share assuming dilution was less than the percentage increase in net income primarily because of the dilution presented by the 2,115,500 shares issued in the Company's initial public offering in November of 1996 as well as the issuance of common stock options and warrants.

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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

         Net sales increased by $24,832,402, or approximately 51%, to $73,321,398 for the year ended December 31, 1996 as compared to $48,488,996 for the year ended December 31, 1995. Such increase in sales was primarily attributable to increased demand by the Company's customers, the broadening of the Company's customer base through the Company's direct sales strategy, and the further establishment of the Company's brands in the Brazilian marketplace. During the year ended December 31, 1996, the Company had sales to over 13,500 different customers as compared to less than 20 different customers during the year ended December 31, 1995.

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

         Net interest and financing expense increased by $1,982,426, or approximately 604%, to $2,310,704 for the year ended December 31, 1996 as compared to $328,278 for the year ended December 31, 1995. This increase was primarily attributable to the Company's increased use of debt financing to support its working capital needs and to support its sales to end-users. Specifically, $1,433,199 of the increase for the year ended December 31, 1996 was attributable to the Company's sale of accounts receivable to an affiliate of the Company in connection with the Company's 10X consumer financing program which was introduced in early 1996. The $1,433,199 represented the discount on the consumer debt portfolios which had a face value of $12,070,738. The Company had interest income of $589,268 for the year ended December 31, 1996. Such interest income resulted from the Company's investments of excess cash in short-term marketable securities

         Net income increased by $1,325,754, or approximately 19.2%, to $8,230,588 for the year ended December 31, 1996 as compared to $6,904,834 for the year ended December 31, 1995. The increase in net income was primarily attributable to the aforementioned increase in income from operations more than offsetting the increase in interest and financing expense. Net income as a percentage of sales decreased to 11.2% for the year ended December 31, 1996 from 14.2% for the year ended December 31, 1995. This decrease was primarily attributable to the aforementioned decrease in the income from operations as a percentage of sales and the increases in interest and financing expenses as a percentage of sales.

         Net income per common share assuming dilution increased by $0.10, or approximately 12%, to $0.94 for the year ended December 31, 1996. Per share information for the years ended December 31, 1996 and 1995 is based on the assumed conversion of a note payable at the beginning of each year. This assumption involves dividing net income, adjusted to reflect what net income would have been if the Company had not paid interest on the convertible note, and then dividing it by the weighted average number of shares outstanding, including the shares that the note would have converted into, for the year.

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

Inflation and devaluation have had, and may continue to have, an effect on the Company's results of operations and financial condition. Although the Company had used Brazilian Real futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in REAIS, net of accounts payable and other current liabilities denominated in REAIS. Currently, the Company is not engaged in any hedging activities, however, the Company is constantly monitoring its exposure to currency risks and plans to use hedging activities to offset currency risks as it deems appropriate. Accordingly, any significant devaluation of the Real relative to the U.S. dollar could have a material adverse effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. Up to the Company's initial public offering in November of 1996, the Company had historically satisfied its working capital requirements through cash flow from operations and debt financing. On November 7, 1996, the Company completed an initial public offering of securities issuing 2,115,500 shares of the Company's common stock, no par value, for $10.00 per share. Such offering provided the Company with net proceeds of approximately $18,000,000 which were used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. During the year ended December 31, 1997, the Company has continued to use debt financing to satisfy its working capital requirements.

         At December 31, 1997, the Company had a working capital surplus of $82,555,097 compared to $31,873,405 at December 31, 1996. This increase in working capital was primarily attributable to the increased levels of accounts receivable and the increased levels of inventory which more than offset the increases in trade accounts payable and short-term debt.

         Net cash used by operating activities for the year ended December 31, 1997 was $24,230,327 as compared to $15,497,424 in cash used by operating activities during the year ended December 31, 1996. The increase in cash used was primarily attributable to the increases in accounts receivable and inventories which more than offset the increase in trade accounts payable.

         Net cash used in investing activities was $17,372,712 for the year ended December 31, 1997. Such use of cash was primarily related to the acquisitions of Microtec, Techshop and Rectech. Such use of cash was also attributable to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity and the purchase of software and computer equipment for the Company's management information system. Net cash provided from financing activities was $62,549,940 for the year ended December 31, 1997 and resulted primarily from the issuance of convertible notes and short-term borrowings at various banks in Brazil.

         The Company has a line of credit in the amount of $1,200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. $200,000 of such line is a working capital line and $1 million is a trade finance line used to support letter of credits which the Company may issue to secure purchase obligations. The trade finance lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company. As of December 31, 1997, there was nothing owing under such facility.

         As of December 31, 1997, the Company had $18,187,919 in short-term borrowings from various banks in Brazil with rates of interest ranging from 1% to 2.6% per month and maturing on a revolving basis through 1998. As of December 31, 1997, the Company had available approximately $7 million in unused credit facilities at various banks in Brazil.

         On December 17, 1996, the Company borrowed $5 million at an annual interest rate of 20% and a term of 180 days from Georges C. St. Laurent, Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Company's CEO, and William St. Laurent, the Company's President. On April 10, 1997, the Company borrowed an additional $5 million from GSL Jr. at an annual interest rate of 20% and a term of 180 days. On June 26, 1997, GSL Jr. and the Company mutually agreed to extend the term of the December 17, 1996 note for an addition 180 days. The proceeds of the notes were used for general corporate and working capital purposes. On October 10, 1997 the Company repaid such notes out of the proceeds of a private placement of 10% convertible notes.

         On June 26, 1997, the Company completed a private placement of a two year senior convertible note to GSL Jr. for the principal amount $10 million. The note bears an annual interest rate of 10% payable monthly and is convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $15 of principal converted. The proceeds of note were used for the acquisition of Microtec and for general working capital purposes.

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

         Under the terms of the Agreement, the Company has prepared and filed a Form S-3 Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the Notes. The proceeds of from the issuance of these securities were used to refinance $10 million of 20% notes payable to GSL Jr., to fund the purchase of the acquisitions and for general corporate purposes.

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

         The Company incurred fees and expenses equal to approximately 1.75% of the gross proceeds of the offerings and issued warrants to purchase 219,443 shares of the Company's Common Stock.

         In 1996, the Company began the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such facility. The loan facility comprises of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The credit facility is expected to cover 100% of the construction costs of the facility. In 1997, the Company suspended the ground breaking of such new manufacturing facility. The Company has become aware that the current manufacturing facility in Ilheus that it is leasing will be coming up for auction. The Company is currently evaluating the purchase of its current facility in such auction. As of December 31, 1997, the Company had a balance of $757,664 associated with such facility.

         In December 1997, the Company entered into a capital lease commitment for $1,200,000 for the purchase of manufacturing equipment. The capital lease has a term of 60 months and bears an adjustable interest rate (currently 9.9%). The Company took delivery of the equipment in March 1998.

         In connection with its acquisition of Microtec, the Company recorded a provision for costs relating to the involuntary termination and relocation of Microtec employees in the amount of $1.1 million. Such provision is associated with the Company's plans to cease certain manufacturing operations at Microtec's facility and consolidate all of the manufacturing of the Company at its facility in Bahia.

         The Company recognizes the need to insure that its operations will not be adversely impacted by Year 2000 software failures due to processing errors potentially arising from calculations using the year 2000. In 1997, the Company began the development of a plan for the implementation of upgrades to existing system applications as well as the addition of new system applications. The Company anticipates that this plan will be completed by the second quarter of 1999. The Company is also in contact with suppliers to assess their compliance with Year 2000 issues. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.

         The Company believes that the costs of administering its Year 2000 readiness plan, exclusive of customer claims, will not have a material adverse impact on the Company's operations. Since there is no uniform definition of Year 2000 "compliance" and since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition.

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

IMPACT OF INFLATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

         For many years prior to July 1994, the Brazilian economy was characterized by high rates of inflation and devaluation of the Brazilian currency against the U.S. Dollar and other currencies. However, since the implementation in July of 1994 of the Brazilian government's latest stabilization plan, the "Real Plan," inflation, while continuing, has been significantly reduced and the rate of devaluation has substantially diminished. The Company has assessed the movement of the Brazilian currency based upon the trading ranges stated by the policy of the Central Bank of Brazil and has been able to offset any material effects of inflation. The Company has, at times, used Brazilian Real futures and options contracts from the Chicago Mercantile Exchange in order partially to offset Brazilian currency exposure. There can be no assurance that the Real Plan will continue to be effective in combating inflation and devaluation of Brazil's currency or that the Company's assessment of the movement of Brazilian currency will be correct in the future. Inflation for the years 1997, 1996 and 1995 were 7.5%, 10.3% and 22%, respectively.

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

         CUSTOMER CONCENTRATION. During the year ended December 31, 1996 and the year ended December 31 ,1997, the Company, through its subsidiaries, was engaged as a manufacturer of televisions and video cassette recorders for Casas Bahia, a leading retailer of consumer electronic products in Brazil. Such sales accounted for approximately 30% and 9% of the Company's sales during such periods, respectively. The Company also had sales of personal computers to Casas Bahia for the year ended December 31, 1996 which accounted for approximately 8% of sales. At December 31, 1996, the Company had an unfulfilled obligation of approximately U.S.$15,000,000 associated with the manufacturing of televisions and video cassette recorders, of which approximately 100% has been fulfilled during the year in 1997. The Company initiated the contract manufacturing of consumer electronic products in order to utilize excess capacity in its manufacturing facility. As the Company has expanded the production and sales of personal computers, it has elected to phase out the contract manufacturing of consumer electronics. While the Company believes that its expansion efforts in the areas of personal computers and related products will be sufficient to replace the loss of revenues associated with the phasing out of the contract manufacturing of consumer electronics, there can be no assurance that such expansion efforts will be successful.

         During the year ended December 31, 1997, other than Casas Bahia, no one customer of the Company accounted for more than 5% of sales. During the year ended December 31, 1996, other than Casas Bahia and Vitoria Tecnologia S.A., an affiliate through common ownership, no one customer of the Company accounted for more than 5% of the Company's sales during such period.

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

         FOREIGN EXCHANGE RISK. The relationship of Brazil's currency to the value of the U.S. dollar, and the relative rate of devaluation of Brazil's currency, may affect the Company's operating results. In particular, the Company's accounts receivable are denominated in the Brazilian local currency, the Real, while the Company's operating results are recorded in U.S. dollars. Accordingly, any significant devaluation of the Real relative to the U.S. dollar could have a material adverse effect on the Company's operating results. Prior to 1995, the Company did not engage in hedging transactions to reduce the Company's exposure to risks associated with exchange rate fluctuation. Since such time, the Company has, at times, engaged in hedge transactions as it deemed appropriate. Translation losses for the years ended December 31, 1997 and 1996 were $2,665,224 and $547,077, respectively.

         POSSIBLE NEED FOR ADDITIONAL FINANCING. To maintain historical levels of growth, the Company may need to seek additional funding through public or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. Adequate funds for growth through internal expansion and through acquisitions may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs. In addition, the Company has in the past sought funding through third parties related to the Company's management and there can be no assurance that these sources can be relied upon in the future. Based on the Company's operating plan, the Company believes that the projected cash flows from continuing operations and existing and contemplated sources of credit will be sufficient to satisfy its capital requirements and finance its plans for expansion for the next 12 months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements for such period. Also, there can be no assurance that such contemplated sources will be available at the time they are needed. In any of such events, the Company may be unable to implement its current plans for expansion.

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

         ASSETS OUTSIDE THE U.S.; ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS. While the Company is a U.S. corporation with executive offices in Florida, its principal operations are conducted by its subsidiaries, which are domiciled in Brazil. For the foreseeable future, a substantial portion of the Company's assets will be held or used outside the U.S. (in Brazil). Enforcement by investors of civil liabilities under the Federal securities laws may also be affected by the fact that while the Company is located in the U.S., its principal subsidiary and operations are located in Brazil. Although the Company's executive officers and directors are residents of the U.S., all or a substantial portion of the assets of the Company are located outside the U.S.

         ACQUISITIONS; INTEGRATION OF MICROTEC INTO THE COMPANY'S OPERATIONS. On July 10, 1997, the Company completed the acquisition of Microtec and in November, 1997, the Company completed the acquisitions of Rectech and Techshop. Additionally, the Company's business strategy includes other potential acquisitions as they are targeted and consummated. Acquisitions, including that of Microtec, involve a number of risks that could adversely affect the Company's operating results, including (i) the diversion of management's attention; (ii) the assimilation of the operations and personnel of the acquired companies;
(iii) the amortization of acquired intangible assets; (iv) the assumption of potential liabilities, disclosed or undisclosed, associated with the business acquired, which liabilities may exceed the amount of indemnification available from the seller; (v) the possibility that the financial and accounting systems utilized by the business acquired will not meet the Company's standards; (vi) the possibility that the business acquired will not maintain the quality of services that the Company has historically provided; (vii) the dilutive effect of the use of the Company's Common Stock as consideration for transactions; and
(viii) the possibility that the Company will be unable to attract and retain qualified local management for both acquirees' operations and the ensuing consolidated operations. There can be no assurance that the Company will consummate any future acquisitions on satisfactory terms, that adequate financing will be available on terms acceptable to the Company, or that any acquired operations will be successfully integrated or that such operations will ultimately have a positive impact on the Company, its financial condition or results of operations.

         THE EFFECT OF VOLATILITY ON THE REPATRIATION OF EXCESS RETAINED EARNINGS THROUGH THE FLOATING RATE MARKET. For the foreseeable future, Bahia does not intend to distribute any excess retained earnings to its U.S. parent, but intends to reinvest such earnings, if any, in the development and expansion of its business. Substantially all of the retained earnings of the Company on a consolidated basis are attributable to Bahia. Bahia is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1997 and 1996, the tax exemption benefits amounted to $5,202,833 and $2,163,667, respectively.

         In the future, should Bahia wish to remit retained earnings in excess of the tax exemption benefits, it may do so only in REAIS convertible into U.S. Dollars in the floating rate exchange market (the "Floating Market"). There are two legal foreign exchange markets in Brazil: the commercial rate exchange market (the "Commercial Market") and the Floating Market. The "Commercial Market Rate" is the commercial selling rate for Brazilian currency into U.S. Dollars, as reported by the Central Bank. The "Floating Market Rate" generally applies to transactions to which the Commercial Market Rate does not apply. Prior to the implementation of the REAL Plan, the Commercial Market Rate and the Floating Market Rate differed significantly at times. Since the introduction of the REAL, the two rates have not differed significantly. However, there can be no assurance that there will not be significant differences between the two rates in the future. Both the Commercial Market Rate and the Floating Market Rate are reported by the Central Bank on a daily basis.

         In order for a company to remit retained earnings abroad at the Commercial Market Rate, Brazilian law first requires the registration of the foreign capital upon which those retained earnings were made. Bahia has applied with the Central Bank of Brazil to register its original foreign capital investment in order to allow it to remit excess retained earnings at the Commercial Market Rate. In the event that Bahia's application is denied, then Bahia, if it so chooses, will be able to remit excess retained earnings at the Floating Market Rate only. The Company uses the Commercial Market Rate for the translation of Bahia's results into U.S. Dollars. In the event that Bahia remits excess retained earnings at the Floating Market Rate, there can be no assurance that such remittance will not vary from the Company's reported results because of the differences between the Commercial Market Rate and the Floating Market Rate. Microtec is eligible to remit excess retained earnings at the Commercial Market Rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Vitech America, Inc.

We have audited the accompanying balance sheet of Vitech America, Inc. and Subsidiaries as of December 31, 1997 and December 31, 1996, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Microtec Sistemas Industria e Commercio S.A. (Microtec), a newly acquired subsidiary during 1997, which statements reflect total assets of $19,437,700 at December 31, 1997, and revenues of $34,714,000 for the period July 10, 1997 (date of acquisition) through December 31, 1997 and are included in the consolidated totals. The financial statements of Microtec were audited by other auditors whose report theron has been furnished to us, and our opinion, insofar as it relates to the amounts included for Microtec, is based solely upon the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Vitech America, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of operations and cash flows for each of the three years ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/  Pannell Kerr Forster PC

New York, New York
March 31, 1998

INDEPENDENT AUDITORS'REPORT

To the Directors and Stockholders of
Microtec Sistemas Industria e Comercio S.A.

We have audited the accompanying balance sheets of Microtec Sistemas Industria e Comercio S.A. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended, all expressed in United States dollars. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been remeasured in accordance with the standards set forth in Statement of Financial Accounting Standards No. 52 from reais (the currency of the country in which the Company is incorporated and in which it operates) into U.S. dollars (the functional currency of the Company) for the purposes of inclusion in the consolidated financial statements of Vitech America, Inc. (the "Parent Company").

In our opinion, for the purpose of inclusion in the consolidated financial statements of the Parent Company, the remeasured financial statements present fairly, in all material respects, the financial position of Microtec Sistemas Industria e Comercio S.A. at December 31, 1997 and 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte Touche Tohmatsu

March 6, 1998

VITECH AMERICA, INC.

                                                       Balance Sheet

                                                          Assets

                                                                                                   DECEMBER 31,
                                                                                        ------------------------------------
                                                                                              1997               1996
                                                                                        -----------------  -----------------
Current assets
     Cash and cash equivalents                                                         $      22,704,632  $       1,757,731
     Accounts receivable, net                                                                 59,137,869         28,430,066
     Inventories, net                                                                         34,347,087         11,394,477
     Deferred tax asset                                                                          702,000                  -
     Due from officers                                                                           370,623             72,212
     Other current assets                                                                      4,676,804            304,955
                                                                                        -----------------  -----------------
                  Total current assets                                                       121,939,015         41,959,441

Property and equipment, net                                                                   12,946,523          4,518,024
Investments                                                                                    1,181,632            770,192
Goodwill                                                                                      17,570,705                  -
Deferred tax asset                                                                               493,000                  -
Other assets                                                                                   1,374,027            128,929
                                                                                        -----------------  -----------------

                  Total assets                                                         $     155,504,902  $      47,376,586
                                                                                        -----------------  -----------------

                                           Liabilities and Shareholders' Equity

Current liabilities
     Trade accounts payable                                                            $      15,482,640  $       2,545,834
     Accrued expenses                                                                          3,131,670            393,513
     Sales tax payable                                                                                 -            604,341
     Income taxes payable                                                                              -            729,048
     Notes payable - related party                                                                     -          5,000,000
     Current maturities of long-term debt                                                        350,439            117,030
     Short-term debt                                                                          20,419,169            696,270
                                                                                        -----------------  -----------------
                  Total current liabilities                                                   39,383,918         10,086,036
                                                                                        -----------------  -----------------

Long-term liabilities
     Convertible notes - related party                                                        20,000,000                  -
     Convertible notes                                                                        38,608,250                  -
     Income and sales tax payable                                                                472,839            703,075
     Long-term debt                                                                            2,004,064          1,054,292
                                                                                        -----------------  -----------------
                           Total long-term liabilities                                        61,085,153          1,757,367
                                                                                        -----------------  -----------------

Commitments and contingencies

Minority interest                                                                              1,427,442                  -
                                                                                        -----------------  -----------------

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                      -                  -
     Common stock, no par value, 30,000,000 shares authorized,
        11,068,756 and 10,722,457 shares issued and outstanding                               25,486,848         20,203,903
     Retained earnings                                                                        28,121,541         15,329,280
                                                                                        -----------------  -----------------
                  Total shareholders' equity                                                  53,608,389         35,533,183
                                                                                        -----------------  -----------------

                  Total liabilities and shareholders' equity                           $     155,504,902  $      47,376,586
                                                                                        -----------------  -----------------


See notes to financial statements


                                                   VITECH AMERICA, INC.
                                                    Statement of Income

                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,

                                                                        -------------------------------------------------------
                                                                              1997               1996               1995
                                                                        ------------------  ----------------   ----------------
Net sales                                                              $      117,537,403  $     73,321,398   $     48,488,996

Cost of sales                                                                  76,813,191        53,470,340         39,156,239
                                                                        ------------------  ----------------   ----------------

         Gross profit                                                          40,724,212        19,851,058          9,332,757

Selling, general and administrative expenses                                   18,167,737         8,083,287          1,234,108
                                                                        ------------------  ----------------   ----------------

         Income from operations                                                22,556,475        11,767,771          8,098,649
                                                                        ------------------  ----------------   ----------------

Other (income) expenses
     Interest expense                                                           6,416,206         1,466,773            328,278
     Interest income                                                          (1,866,222)         (589,268)                  -
     Discount on sale of receivables                                            1,497,412         1,433,199                  -
     Foreign currency exchange losses                                           2,665,224           547,077             16,229
     Other                                                                       (36,000)                 -              1,817
                                                                        ------------------  ----------------   ----------------

         Total other expenses                                                   8,676,620         2,857,781            346,324
                                                                        ------------------  ----------------   ----------------

         Income before provision for
               income taxes and minority interest                              13,879,855         8,909,990          7,752,325

Provision for income taxes                                                        980,510           679,402            847,491
                                                                        ------------------  ----------------   ----------------

              Income before minority interest                                  12,899,345         8,230,588          6,904,834

Minority interest                                                                 107,084                 -                  -
                                                                        ------------------  ----------------   ----------------

                  Net income                                           $       12,792,261  $      8,230,588   $      6,904,834
                                                                        ------------------  ----------------   ----------------



Earnings per common share - Basic:
       Net income                                                      $       12,792,261  $      8,230,588   $      6,904,834
       Weighted common shares                                                  10,840,384         8,312,831          8,000,000
       Net income per common share                                     $             1.18  $           0.99   $           0.86
                                                                        ------------------  ----------------   ----------------

Earnings per common share - Assuming dilution:
       Net income                                                      $       12,792,261  $      8,334,538   $      6,978,490
       Weighted common shares                                                  10,939,817         8,906,140          8,293,914
       Net income per common share                                     $             1.17  $           0.94   $           0.84
                                                                        ------------------  ----------------   ----------------

See notes to financial statements


                                                  VITECH AMERICA, INC.
                                       Statement of Changes in Shareholders'
                                   Equity For the Years Ended December 31, 1997 1996 and 1995



                                                    NUMBER OF            COMMON            RETAINED
                                                     SHARES              STOCK             EARNINGS             TOTAL
                                                ------------------  -----------------  ------------------  -----------------

Balance at December 31, 1994                            8,000,000  $         306,398  $          193,858  $         500,256

     Net income                                                 -                  -           6,904,834          6,904,834
                                                ------------------  -----------------  ------------------  -----------------

Balance at December 31, 1995                            8,000,000            306,398           7,098,692          7,405,090

     Issuance of common stock for cash
      in private placement in August
      1996 ($1.50 per share)                               13,648             20,472                   -             20,472

     Issuance of common stock for
      cash in initial public offering
      in November 1996 ($10.00 per
      share)                                            2,115,500         17,877,033                   -         17,877,033

     Issuance of common stock for
      conversion of note payable
      in November 1996                                    593,309          2,000,000                   -          2,000,000

     Net income                                                 -                  -           8,230,588          8,230,588
                                                ------------------  -----------------  ------------------  -----------------

Balance at December 31, 1996                           10,722,457  $      20,203,903  $       15,329,280  $      35,533,183

       Issuance of common stock for
        cash from the exercise of warrants
        in 1997 ($10 per share)                            20,296            202,960                   -            202,960

       Issuance of common stock for
        acquisition of business in July
         1997 ($14 per share)                             192,857          2,700,000                   -          2,700,000

       Issuance of common stock for
        acquisition of businesses in
        November 1997 ($17.88 per share)                  133,146          2,379,985                   -          2,379,985

       Net income                                               -                  -          12,792,261         12,792,261
                                                ------------------  -----------------  ------------------  -----------------

Balance at December 31, 1997                           11,068,756  $      25,486,848  $       28,121,541  $      53,608,389
                                                ------------------  -----------------  ------------------  -----------------



See notes to financial statements


                                                   VITECH AMERICA, INC.
                                                  Statement of Cash Flows

                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                         ---------------------------------------------------
                                                                              1997              1996              1995
                                                                         ----------------  ----------------  ---------------
Cash flows from operating activities
     Net income                                                         $     12,792,261  $      8,230,588  $     6,904,834
     Adjustments to reconcile net income to net cash used in
      operating activities
         Depreciation                                                          1,184,707           263,800           32,934
              Amortization of goodwill                                           321,369                 -                -
              Minority interest                                                  107,084                 -                -
         Allowance for doubtful accounts                                         286,276           563,434                -
         Allowance for inventory obsolescence                                          -           181,566                -
         Changes in assets and liabilities
              Accounts receivable                                           (22,137,077)      (15,164,106)     (11,149,920)
              Inventories                                                   (12,259,189)       (5,997,069)      (2,280,995)
              Deferred tax asset                                               (398,995)           102,530         (47,900)
              Other assets                                                   (4,855,932)         (204,793)        (123,801)
              Trade accounts payable                                           1,858,457       (4,484,367)        3,168,229
              Accrued expenses                                                   502,512           231,565           66,860
              Due to/from officers                                             (298,411)         (196,645)           78,787
              Income and sales taxes payable                                 (1,333,389)           976,073          895,391
                                                                         ----------------  ----------------  ---------------
                      Net cash used in operating activities                 (24,230,327)      (15,497,424)      (2,455,581)
                                                                         ----------------  ----------------  ---------------
Cash flows from investing activities
     Purchases of property and equipment                                     (6,597,303)       (2,968,921)        (249,295)
       Payment for business acquisitions, net of cash acquired              (10,376,969)                 -                -
     Other investments                                                         (398,440)         (178,192)         (68,799)
                                                                         ----------------  ----------------  ---------------
                      Net cash used in investing activities                 (17,372,712)       (3,147,113)        (318,094)
                                                                         ----------------  ----------------  ---------------
Cash flows from financing activities
     Deferred financing expense                                                (637,609)                 -         (87,500)
     Net proceeds under short-term bank borrowings                            13,443,649       (1,870,567)        (853,283)
       Net payments of taxes payable                                           (230,236)                 -                -
     Proceeds from notes payable - related party                               5,000,000         5,000,000        2,006,887
     Repayment of notes payable - related party                             (10,000,000)       (1,911,917)        (222,410)
       Proceeds from convertible note - related party                         20,000,000                 -                -
     Proceeds from convertible notes                                          38,608,250                 -                -
     Payment of note payable for business acquisition                        (3,718,750)                 -                -
       Proceeds from issuance of senior debentures                                     -         1,365,000                -
       Repayment of senior debentures                                                  -       (1,365,000)                -
     Proceeds from notes payable                                                 768,225         1,191,564        2,000,000
     Repayment of notes payable                                                (886,549)          (20,242)                -
     Net proceeds from sale of common stock                                      202,960        17,897,505                -
                                                                         ----------------  ----------------  ---------------
                      Net cash provided by financing activities               62,549,940        20,286,343        2,843,694
                                                                         ----------------  ----------------  ---------------
                      Net increase in cash and cash equivalents               20,946,901         1,641,806           70,019

Cash and cash equivalents - beginning of year                                  1,757,731           115,925           45,906
                                                                         ----------------  ----------------  ---------------
Cash and cash equivalents - end of year                                 $     22,704,632  $      1,757,731  $       115,925
                                                                         ----------------  ----------------  ---------------





See notes to financial statements


                                                   VITECH AMERICA, INC.
                                            Statement of Cash Flows (continued)

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,

                                                                         ---------------------------------------------------
                                                                              1997              1996              1995
                                                                         ----------------  ----------------  ---------------
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                   $      6,836,325  $      2,896,284  $       373,680
                                                                         ----------------  ----------------  ---------------
         Income taxes                                                   $        565,446  $        852,119  $             -
                                                                         ----------------  ----------------  ---------------

Supplemental schedule of non-cash investing and financing activities
     Investment in land held for development acquired through
      seller financing agreements                                       $              -  $              -  $       523,201
                                                                         ----------------  ----------------  ---------------
     Conversion of note payable to 593,309 shares of common stock       $              -  $      2,000,000  $             -
                                                                         ----------------  ----------------  ---------------
     Property and asset received in exchange for outstanding accounts
      receivable                                                        $              -  $      1,517,257  $             -
                                                                         ----------------  ----------------  ---------------
       Investment in property and equipment through financing
        agreements                                                      $        871,503  $              -  $             -
                                                                         ----------------  ----------------  ---------------
       Issuance of common stock and a note payable for the
        acquisitions of subsidiaries                                    $     11,029,985  $              -  $             -
                                                                         ----------------  ----------------  ---------------






See notes to financial statements

                              VITECH AMERICA, INC.
                          Notes to Financial Statements
                                December 31, 1997

NOTE 1 - ORGANIZATION AND PRINCIPAL INDUSTRY

Vitech America, Inc. (the "Company"), a Florida corporation, was incorporated in June 1993. The Company, through its subsidiaries, is engaged in the manufacture and distribution of computer equipment and related products. On March 7, 1995, the majority shareholders of the company formed Bahiatech Bahia Tecnologia, Ltda. ("Bahia") and on October 12, 1995, the Company acquired a 99% interest in Bahia. Bahia, located in Ilheus, Bahia, Brazil, is engaged in the manufacture and sale of computer and electronic equipment and their components. On July 10, 1997, the Company acquired a 94.4% interest in Microtec Sistemas Industria e Comercio S.A. ("Microtec"). Microtec, located in Cotia, Sao Paulo, Brazil, is engaged in the manufacture and sale of computers and related products. In November 1997, the Company acquired a controlling interest in Techshop Ltda., Tech Stock Ltda. and Rectech - Recife Tecnologia Ltda., all of which are located in Brazil and are engaged in the distribution and retail sale of computers and related equipment.

All of the sales of the Company are concentrated in Brazil, with approximately 9%, 38% and 15% to one unrelated customer in 1997, 1996 and 1995, respectively, and 11% and 76% to Vitoria Tecnologia S.A. ("Vitoria"), an affiliate through common ownership, in 1996 and 1995, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. Actual results could differ from these estimates.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method or average cost method) or market. Inventories consist primarily of components and subassemblies and finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

Certain components and products that meet the Company's requirements are available from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life-cycles may intensify these risks. The inability to obtain components and products as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's business, financial condition, and results of operations.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

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

In 1997, the Company implemented an accounting policy whereby it discounts all of the sales associated with its "10X" consumer financing program using a present value calculation with an imputed annual rate of 15%. Such 10X program enables customers to enter into a consumer contract with the Company whereby the customer makes equal monthly payments over a specified term ranging from 2 to 24 months. The discounted portion of such revenues is then recognized over the remaining term of the contract.

GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost and is amortized, on a straight-line basis, over the estimated future periods to be benefited (20yrs.). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses.

INVESTMENTS

Investments include land held for development which is carried at cost and is comprised of undeveloped parcels near Ilheus, Bahia, Brazil.

RESEARCH AND DEVELOPMENT

Research and product development costs are expensed as incurred. For the years ended December 31, 1997, 1996 and 1995, research and development expenses amounted to $1,346,000, $0 and $0, respectively.

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

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

Bahia operates in the North-east region of Brazil and enjoys an exemption from income taxes through and including the year 2004. Bahia is entitled to an exemption from income taxes on the Brazilian operating profit ("Lucro da Exploracao") once twenty percent of the budgeted production goals in units are met in each year during the exemption period. This benefit is reported as a reduction of income tax expense for the period in which earned.

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS
128), "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  INCOME             SHARES           PER SHARE
                                                              ---------------    ---------------    ---------------
1997:
    Earnings per share - basic                             $      12,792,261         10,840,384  $            1.18

    Dilutive securities
            Stock options                                                  -             74,315                  -
            Warrants                                                       -             25,118                  -
            Convertible debt (a)                                           -                  -                  -
                                                              ---------------    ---------------    ---------------

    Earnings per share - assuming dilution                 $      12,792,261         10,939,817  $            1.17
                                                              ---------------    ---------------    ---------------

1996:
    Earnings per share - basic                             $       8,230,588          8,312,831  $            0.99

    Dilutive securities
            Stock options                                                  -                  -                  -
            Warrants                                                       -                  -                  -
            Convertible debt (b)                                     103,950            593,309                  -
                                                              ---------------    ---------------    ---------------

    Earnings per share - assuming dilution                 $       8,334,538          8,906,140  $            0.94
                                                              ---------------    ---------------    ---------------

1995:

    Earnings per share - basic                             $       6,904,834          8,000,000  $            0.86

    Dilutive securities
            Stock options                                                  -                  -                  -
            Warrants                                                       -                  -                  -
            Convertible debt (b)                                      73,656            293,914                  -
                                                              ---------------    ---------------    ---------------

    Earnings per share - assuming dilution                 $       6,978,490          8,293,914  $            0.84
                                                              ---------------    ---------------    ---------------

(a) The effects on earnings per share of the 10% convertible notes (see notes 11 and 12), which are convertible into 3,627,679 shares of common stock, would have been antidilutive and therefore are not included in the above computation.

(b)      Includes the effects of a 9% convertible note.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

For 1997, there were 3,024,000 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. In 1996, there were 4,070,000 outstanding stock options and 227,296 warrants not included in the computation of diluted earnings per share of common stock because the options and warrants' exercise prices were greater than the average market price of the common shares

TRANSLATION INTO U.S. DOLLARS

The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

EXEMPTION OF VALUE ADDED TAX (ICMS)

Bahia is exempt from ICMS (Value Added Tax) on imported materials and components, and on the sales of the finished products arising from such raw materials through and including the year 2003. The benefits are reflected in sales and cost of sales.

INTERNATIONAL OPERATIONS

The Company operates in one industry segment (the manufacture and distribution of computer and electronic equipment and related products) and manufactures and markets its products and services through its foreign subsidiaries located in Brazil. As a result, principally all of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future. During 1997 and 1996, the Company did not enter into any significant foreign exchange contracts as a hedge against exposures to fluctuations in currency exchange rates associated with its foreign subsidiaries.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) in 1996. The Company has included in note 13, the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted since January 1, 1995, pursuant to SFAS 123.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company made sales to Vitoria Tecnologia S.A., an entity related through common ownership, during 1996 and 1995 in the amounts of $8,066,878 and $36,677,077, respectively. Amounts due from Vitoria, at December 31, 1996 amounted to $318,969. Additionally, during 1996 and 1995, the Company purchased $4,181,727 and $2,800,000, respectively, of inventory from Vitoria.

As discussed in notes 7 and 11, the Company has outstanding debt obligations to a related party.

In 1996, the Company entered into three year employment agreements with both its president and its chief executive officer expiring on December 31, 1998. Under the terms of the agreements, each individual will receive annual compensation of $240,000, subject to annual increases, as defined.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

During 1996, the Company's subsidiary sold to an affiliate $12,070,738 of its trade accounts receivable for $10,637,539 and accordingly, recognized a discount on the sale in the amount of $1,433,199 which is reflected in the accompanying statement of income.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31 consisted of the following:

                                                                     1997               1996
                                                                ---------------    ----------------

             Consumer receivables - Class I (a)              $      12,115,838  $        7,681,430
             Consumer receivables - Class II (b)                    12,403,825                   -
             Trade accounts receivables                             36,803,916          21,312,070
                                                                ---------------    ----------------
                                                                    61,323,579          28,993,500
             Allowance for doubtful accounts                         2,185,710             563,434
                                                                ---------------    ----------------
                                                             $      59,137,869  $       28,430,066
                                                                ---------------    ----------------

Consumer receivables are receivables generated through the Company's 10X plan which enables customers to enter into a consumer contract with the Company whereby the customer makes equal monthly payments over a specified term ranging from 2 to 24 months. Such consumer receivables are categorized as follows:

         (a) Class I consumer receivables represent accounts receivable for which the Company has received post dated checks to be held for deposit. Such post dated checks are applied against the receivable and held as a security interest until the maturity of the receivable.

         (b) Class II consumer receivables represent consumer contracts which specify payment on certain dates over the maturity of the contract.

Trade accounts receivable represent normal trade receivables generated through commercial sales at various terms ranging from 0 to 180 days.

NOTE 5 - INVENTORIES

Inventories as of December 31 are summarized as follows:

                                                            1997              1996
                                                      -----------------  ---------------
Consigned inventories                                $       3,961,748  $     2,336,753
Finished goods                                              11,338,211          783,544
Work in process                                              2,457,381        1,170,052
Components in the factory                                   14,163,444        4,408,285
Components in transit  (a)                                   2,942,757        2,877,409
                                                      -----------------  ---------------
                                                            34,863,541       11,576,043

Less allowance for obsolescence                                516,454          181,566
                                                      -----------------  ---------------
                                                     $      34,347,087  $    11,394,477
                                                      -----------------  ---------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                            1997              1996
                                                      -----------------  ----------------
Property                                             $       1,025,487  $        423,746
Furniture, office and transportation
 equipment                                                   4,906,174         1,333,818
Warehouse and manufacturing equipment                        3,902,086         1,646,780
Computers and telecommunications equipment                   3,742,926         1,086,616
Construction in progress and projects                        1,306,910           335,081
                                                      -----------------  ----------------
                                                            14,883,583         4,826,041

Less accumulated depreciation                                1,937,060           308,017
                                                      -----------------  ----------------
                                                     $      12,946,523  $      4,518,024
                                                      -----------------  ----------------

NOTE 7 - NOTES PAYABLE - RELATED PARTY

The Company had the following note payable to an affiliate of the majority shareholders' at December 31, 1997 and 1996:

                                                                          1997               1996
                                                                    -----------------  -----------------
Promissory note payable, due December, 1997
 bearing interest at 20%  (a)                                      $               -  $       5,000,000
                                                                    -----------------  -----------------

(a) In June 1997, the note was amended to extend the term 180 days from its original maturity of June 1997. Such note was repaid in full in October 1997 from the proceeds of a convertible note issuance (see note 12).

Additionally, in April 1997, an affiliate of the majority shareholders' loaned the Company $5,000,000. The loan was evidenced by a promissory note bearing interest at the rate of 20% per annum and had a term of 180 days. The note was repaid in full in October 1997 from the proceeds of a convertible note issuance (see note 12).

During 1997 and 1996, the Company incurred interest expense of $1,265,754 and $38,356, respectively, in connection with these obligations.

NOTE 8 - SHORT-TERM DEBT

Short-term debt consists of the following at December 31, 1997 and 1996:

                                                                         1997              1996
                                                                    ----------------  ----------------
Short-term bank loans denominated in Brazilian currency
  bearing interest rates averaging 2.6% per month (3.4% per
  month in 1996) and maturing on a revolving basis through
  August 1998                                                      $      3,575,490  $        696,270

Short-term bank loans bearing, denominated in US dollars,
  bearing interest rates averaging 1% per month and maturing                                        -
  through April 1998                                                     14,612,429

Note payable for the acquisition of Microtec maturing in

 March 1998                                                               2,231,250                 -
                                                                    ----------------  ----------------
                                                                   $     20,419,169  $        696,270
                                                                    ----------------  ----------------

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

Weighted average interest rate on short-term borrowing amounted to approximately 1.8% and 3.74% per month for the years ended December 31, 1997 and 1996, respectively.

As of December 31, 1997, the Company had approximately $5,800,000 of its accounts receivable in guarantee of short-term debt.

NOTE 9 - LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 is summarized as follows:

                                                                    1997               1996
                                                              ------------------  ----------------
Construction loan payable (a)                                $          757,664  $        813,323

Note payable maturing October 1999 which requires monthly
 payments of $10,503 applied first to interest at 6.67% per
 annum and the balance to reduction of principal                        207,962           315,991

Notes payable for working capital and fixed asset purchases
 maturing in January 1999 with interest averaging 20%
 per annum                                                              478,276                 -

Note payable maturing September 2001 which requires monthly
 payments of $13,075 applied first to interest at 10.5% per
 annum and the balance to reduction of principal                        160,408                 -

Note payable maturing August 2001 which requires monthly
 payments of $750 applied first to interest at 9.9% per
 annum and the balance to reduction of principal                         27,161            42,008

Others (b)                                                              723,032                 -
                                                              ------------------  ----------------
                                                                      2,354,503         1,171,322

Less current maturities                                                 350,439           117,030
                                                              ------------------  ----------------
                                                             $        2,004,064  $      1,054,292
                                                              ------------------  ----------------

(a) In August 1996 Bahiatech entered into a loan credit facility totaling $3,405,329, comprised of a working capital line of credit of $757,664 and a construction loan credit facility of $2,619,484 to be utilized for the construction of a new manufacturing and administrative plant in Ilheus, Brazil. The working capital facility, which has been drawn down, bears interest at the Brazil Central Bank rate for long-term debts plus 7% (at December 31, 1997 approximately 16.9%). The terms of this facility are currently being renegotiated. During 1997, there were no additional borrowings under the facility. Interest on the working capital portion is being paid quarterly. The credit facilities are guaranteed by a first mortgage lien on the new plant, a lien on land held for development located in Ilheus, Bahia and the personal guarantees of the two principal officers of the Company.

(b) Includes a negotiated settlement with a patent holder, whereby the Company agreed to pay $600,000 for prior years use of a patent process. This amount will be paid in annual installments, due in February as follows: 1998 - 8%; 1999 - 17%; 2000 - 25%; 2001 - 25% and 2002 - 25%. The amount was recorded in long-term debt at its present value discounted at 4.8%.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

Maturities of long-term debt at December 31, 1997 are as follows:

YEAR ENDING
DECEMBER 31,
------------
     1998                         $      350,439
     1999                                999,323
     2000                                423,856
     2001                                410,276
     2002                                170,609
                                   ----------------
                                  $    2,354,503
                                   ----------------

NOTE 10 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                   1997             1996            1995
                              ---------------  --------------- ---------------
Current
     Federal                 $        39,342  $     (140,770) $       172,000
     State                                 -                -          30,000
     Foreign                         989,718          717,642         699,991
                              ---------------  --------------- ---------------
                                   1,029,060          576,872         901,991
                              ---------------  --------------- ---------------
Deferred
     Federal                               -           92,652        (46,500)
     State                                 -            9,878         (8,000)
     Foreign                        (48,550)                -               -
                              ---------------  --------------- ---------------
                                    (48,550)          102,530        (54,500)
                              ---------------  --------------- ---------------
                             $       980,510  $       679,402 $       847,491
                              ---------------  --------------- ---------------

There were no material reconciling items between the U.S. Federal Statutory tax rate and the effective tax rate on U.S. based income. In 1996, the Company carried back a current year operating loss to recover U.S. Federal income taxes paid in prior years.

Included in the accompanying balance sheet at December 31, 1997, is a current deferred tax asset of $702,000 and a non-current deferred tax asset of $493,000 related to the operations of Microtec. Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated using enacted rates in effect in the years in which the differences are expected to reverse and (b) tax-loss carryforwards.

Principal components of deferred tax assets and liabilities included in the balance sheet at December 31, 1997 and 1996 are as follows:

                                                                1997             1996
                                                            --------------   --------------
       Deferred tax assets (liabilities)
         Net operating loss carryforward                 $        493,000   $            -
         Operating costs currently not deductible               1,105,000                -
         Revenues currently not taxable                         (403,000)                -
                                                            --------------   --------------
                 Net tax deferred assets                 $      1,195,000                -
                                                            --------------  $--------------

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

Although the realization of the net deferred tax asset is not assured, management believes such realization is more likely than not to occur. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period should be reduced.

At December 31, 1997, Microtec had tax loss carryforwards of $1,555,000 with no expiration date.

The Brazilian federal statutory income tax rate varies according to the level of income and to the taxes and levies applicable to any one year. The federal statutory income tax rate applicable to the subsidiary is a composite rate approximating 33% for 1997 and 1996 and 48% for 1995. This rate includes a 9% federal levy on net income, sometimes referred to as Social Contribution. The difference from the effective tax rate and the composite rate relates to the income tax exemption of Bahia as described in note 2.

As of December 31, 1997 and 1996, the Company has not provided for withholding or U.S. federal income taxes on accumulated undistributed earnings of its foreign subsidiaries as the Company does not intend to distribute such earnings in the foreseeable future. The cumulative undistributed earnings of the Company's foreign subsidiaries amounted to $27,874,495 and $15,743,838 at December 31, 1997 and 1996, respectively. See note 13.

NOTE 11 - CONVERTIBLE NOTES - RELATED PARTY

On June 26, 1997, the Company completed a private placement of a two year senior convertible note to Georges St. Laurent Jr. ("GSL Jr."), the father of the Company's Chief Executive Officer and President, for the principal amount $10,000,000. The note bears an annual interest rate of 10% payable monthly and is convertible, with 90 days notice, into common stock of the Company, in whole or in part, at the rate of one share of common stock for each $15 of principal converted. The proceeds of the note were used for the acquisition of Microtec and for general working capital purposes.

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

NOTE 12 - CONVERTIBLE NOTES

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

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

from time to time commencing on October 10, 1998 to purchase from any Holder of the Notes, the Notes at a call price at 112% of the principal amount, plus accrued in unpaid interest thereon provided that such call price shall be increased by 1% per month.

In accordance with the terms of the Agreement, the Company has filed a Form S-3 Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the Notes. The proceeds from the issuance of these securities were used to refinance $10 million of 20% notes payable to GSL Jr., to fund the purchase of the acquisition of Microtec and for general corporate purposes.

Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% Convertible Notes. The Notes were issued in a private placement transaction to 52 investors. The Company used the net proceeds from such offering for expansion of inventory, increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. This offering, which was not conditioned on completion of the previously described offering, provided proceeds to the Company from the issuance of Convertible Notes containing substantially the same terms and conditions as set forth above.

The Company incurred fees and expenses equal to approximately 1.75% of the gross proceeds of the offerings, of which approximately $125,000 was paid to a director of the Company, and issued warrants to purchase 219,443 shares of the Company's Common Stock.

NOTE 13 - SHAREHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 1997, the Company issued 20,296 shares of common stock as the result of the exercise of warrants. The warrants were issued in a private placement financing transaction which occurred in August 1996. The warrants had an exercise price of $10 per share.

In July 1997, the Company issued 192,857 shares of common stock as consideration for the acquisition of Microtec. The number of shares issued was based on a per share value of $14.

In November 1997, the Company issued 133,146 shares of common stock as consideration for the acquisitions of Techshop Ltda., Tech Stock Ltda., and Rectech - Recife Tecnologia Ltda. The number of shares issued was based on a per share value of $17.88.

Information on warrants is shown in the following table:

                                               WARRANTS          WARRANTS            PRICE            WEIGHTED
                                             OUTSTANDING        EXERCISABLE          RANGE         AVERAGE PRICE
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 1995                             -                 -  $               - $               -
  Granted in 1996                                    27,296            27,296              10.00             10.00
  Granted in 1996                                   200,000                 -              14.00             14.00
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1996                       227,296            27,296      10.00 - 14.00             13.50
  Granted in 1997                                   219,443           219,443              16.50             16.50
  Became exercisable                                      -           200,000              14.00             14.00
  Warrants exercised                               (20,296)          (20,296)              10.00             10.00
                                           -----------------  ----------------  ----------------- -----------------

Balance at December 31, 1997                        426,443           426,443  $   10.00 - 16.50 $           14.98
                                           -----------------  ----------------  ----------------- -----------------

Of the warrants outstanding, 7,000 expire in November 1999, 200,000 expire in November 2001, and 219,443 expire in October 2002.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

SUBSIDIARY RETAINED EARNINGS AND DIVIDENDS

At December 31, 1997 and 1996, shareholders' equity consisted of $27,874,495 and $15,743,838, respectively, in retained earnings generated from the operations of the Company's subsidiaries. Of these amounts $26,941,252 and $15,743,838, respectively, were generated from the operations of Bahia. Bahia is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1997 and 1996, the tax exemption benefits amounted to $5,202,833 ($0.48 per share) and $2,163,667 ($0.24 per share), respectively.

In the future, should Bahia wish to remit retained earnings in excess of the tax exemption benefits, it may do so only in the Brazilian currency, the REAIS, convertible into U.S. dollars in the floating rate exchange market (the "Floating Market"). There are two legal foreign exchange markets in Brazil: the commercial rate exchange market (the "Commercial Market") and the floating rate exchange market (the "Floating Market Rate"). The "Commercial Market Rate" is the commercial selling rate for Brazilian currency into U.S. dollars, as reported by the Central Bank of Brazil. The "Floating Market Rate" generally applies to transactions to which the Commercial Market Rate does not apply. Prior to the implementation of the REAL Plan, the Commercial Market Rate and the Floating Market Rate differed significantly at times. Since the introduction of the REAL, the two rates have not differed significantly, although there can be no assurance that there will not be significant differences between the two rates in the future. Both the Commercial Market Rate and the Floating Market Rate are reported by the Central Bank on a daily basis.

In order for a company to remit retained earnings abroad at the Commercial Market Rate, Brazilian law first requires the registration of the foreign capital upon which those retained earnings were made. Bahia has applied with the Central Bank of Brazil to register its original foreign capital investment in Bahia in order to allow Bahia to remit excess retained earnings at the Commercial Market Rate. In the event that Company's application is not approved, then Bahia, if it so chooses, will be able to remit excess retained earnings at the Floating Market Rate only. The Company uses the Commercial Market Rate for the translation of the results of Bahia into U.S. dollars. In the event that Bahia remits excess retained earnings at the Floating Market Rate, there can be no assurance that such remittance will not vary from the Company's reported results because of the differences between the Commercial Market Rate and the Floating Market Rate. Microtec is eligible to remit excess retained earnings at the Commercial Market Rate.

Cash dividends credited or paid to shareholders outside of Brazil are subject to a withholding tax of 0%, 0% and 15% in 1997, 1996 and 1995, respectively. In addition, cumulative tax exemption benefits totaling $10,198,500 at December 31, 1997 cannot be distributed as dividends and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

STOCK OPTIONS

Information on stock options is shown in the following table:

                                               OPTIONS            OPTIONS            PRICE            WEIGHTED
                                             OUTSTANDING        EXERCISABLE          RANGE         AVERAGE PRICE
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1994                       178,000                 -  $   .04 -     .05 $             .04
Granted (a)                                         188,500                 -      .06 -     .90               .34
Became exercisable                                        -            36,100      .04 -     .05               .04
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1995                       366,500            36,100     .04  -     .90               .20
Granted (b)                                       4,085,000                 -       .95  - 25.00             21.02
Became exercisable                                        -         4,288,670       .04  - 25.00             20.03
Exercised                                         (138,170)         (138,170)     .12  -     .90               .36
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1996                     4,313,330         4,186,600       .04  - 25.00             19.91
Granted                                             131,297                 -      9.00  - 18.00             13.38
Became exercisable                                        -           160,397       .04  - 18.00              8.90
Exercised                                         (138,300)         (138,300)      .04  -   1.26               .08
Other                                                22,170          (23,800)                  -                 -
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1997 (c)                 4,328,497         4,184,897  $    .04  - 25.00 $           20.24
                                           -----------------  ----------------  ----------------- -----------------

(a) Represent options granted to certain employees and consultants of the Company and are an option to purchase shares from the principal shareholders of the Company. The exercise of such options will not result in the issuance of new shares by the Company.

(b) Includes 15,000 options granted to certain employees and consultants of the Company and are an option to purchase shares from the principal shareholders of the Company. The exercise of such options will not result in the issuance of new shares by the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

(c) Of the options outstanding at December 31, 1997, 127,200 consist of options issued by principal shareholders to certain employees of the Company. The exercise of such options will not result in the issuance of new shares by the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

In January 1997, the Company granted options to purchase up to 20,000 shares of common stock to directors with an exercise price of $9.00 per share.

During 1997, the Company granted options to purchase a total of 75,297 shares of the Company's common stock at exercise prices of from $12 to $18 per share to GSL Jr., the father of Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, and William St. Laurent, the Company's Chief Operating Officer and President. Such options were granted in connection with consulting services performed for the Company. The options are exercisable for a five year period. The options were issued pursuant to the provisions of the Company's 1996 Stock Option Plan.

In June 1997, Georges C. St. Laurent III and William St. Laurent transferred portion of their options to purchase shares of the Company's common stock to certain members of the Company's management. Georges transferred options for 153,000 shares and William transferred options for 147,000 shares. The options are exercisable at $15.00 per share, and were transferred with the same terms and conditions as originally granted.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Sholes option-pricing model, the pro forma effect on the Company's net income and per share amounts would have been:

                                                   1997              1996
                                            ----------------  -----------------
     Net income
         As reported                       $     12,792,261  $       8,230,588
         Pro forma                               12,565,061          4,409,388

     Income per share
         Basic
               As reported                 $           1.18  $            0.99
               Pro forma                               1.16               0.53
         Assuming dilution
               As reported                 $           1.17  $            0.94
               Pro forma                               1.15               0.51

There was no material effect to the 1995 net income and per share amounts for options issued in 1995.

The fair value of each option grant is calculated using the following weighted average assumptions:

                                          1997             1996
                                     ---------------  ---------------
Expected life (years)                             4                4
Interest rate                                    6%               6%
Volatility                                      30%              30%
Dividend yield                                   0%               0%

NOTE 14 - MAJOR SUPPLIERS

The Company purchased merchandise principally from suppliers located in the United States. In 1997, purchases from one unrelated supplier account for approximately 12% of total purchases. In 1996, no unrelated supplier accounted for 10% of total purchases. In 1995, purchases from one unrelated supplier accounted for approximately 12% of total purchases.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In August 1995, the Company entered into a three-year noncancelable lease agreement for an office and warehouse building in Miami, Florida, at an annual rental of approximately $102,000, increasing annually for changes in the consumer price index. The lease requires the Company to pay for its proportionate share of real estate taxes, insurance and other taxes and assessments.

The Company's Brazilian operations are located in Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $350,000. The lease on such property expires in April 2000. In addition, the Company leases 12,000 square feet of warehouse space in Sao Paulo pursuant to a lease which expires in June 1999 for an annual rent of $34,000. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus, Bahia for an annual rent of approximately $157,000. Such lease expires in November 1998. The Company leases another 55,000 square feet in Cotia, Sao Paulo for approximately $240,000 per annum, the lease of which expires in September 1998.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

In addition, the Company has various other operating lease agreements primarily involving automobiles and office equipment. These leases are noncancelable and expire at various dates through 1998.

Minimum lease commitments under the above operating leases (inclusive of the warehouse and office lease) as of December 31, 1997 are as follows:

1998                       $         742,000
1999                                 367,000
2000                                 117,000
                            -----------------
                           $       1,226,000
                            -----------------

Rent expense under all operating leases in 1997, 1996 and 1995, was approximately $495,500, $362,500, and $185,300, respectively.

In December 1997, the Company entered into a capital lease commitment for $1,200,000 for the purchase of manufacturing equipment. The capital lease has a term of 60 months, bears an adjustable interest rate (currently 9.9%) and requires a monthly payment of $25,437. The Company took delivery of the equipment in March 1998.

The Company has a line of credit in the amount of $1,200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. $200,000 of such line is a working capital line and $1 million is a trade finance line used to support letter of credits which the Company may issue to secure purchase obligations. The trade finance lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company. As of December 31, 1997, the Company had $108,000 in deposits securing letters-of-credit in the amount of $360,000.

The Company has been named in two separate lawsuits, one by IBM and another by YE Data, both relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III was a shareholder and which ceased operations in 1993. During the third quarter of 1997, the YE Data case was dismissed by the courts with no action taken against either party. The Company believes that the IBM lawsuit is frivolous in nature and without merit and is not material to the financial results or condition of the Company. Mr. Georges C. St. Laurent III has agreed to indemnify the Company against any and all claims having to do with these lawsuits against the Company by IBM or and others that may arise from the past operations of businesses owned by Mr. Georges C. St. Laurent III. Mr. William C. St. Laurent has agreed to indemnify the Company against any and all claims having to do with lawsuits that may arise from the past operations of businesses owned by Mr. William C. St. Laurent.

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

NOTE 16 - ACQUISITIONS

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

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

the acquisition against any contingent liabilities associated with the prior operations of Microtec. The consideration paid was derived through negotiations between the Company and the shareholders of Microtec. The shareholders of Microtec had no relationship with the Company or any of its affiliates prior to the acquisition.

The purchase price of the Microtec capital stock has been allocated to the assets acquired and liabilities assumed based upon their fair market value. The excess of the consideration paid over the estimated fair value of the net assets acquired, totaling $10,363,419, has been recorded as goodwill and is being amortized on a straight-line basis over twenty years. The purchase price allocation is summarized as follows:

                        Net working capital                 $        3,507,040
                        Property, plant and equipment                  647,381
                        Goodwill                                    10,363,419
                        Other noncurrent assets, net                   132,160
                                                               ----------------
                                Total                       $       14,650,000
                                                               ----------------

The following summary, prepared on an unaudited pro forma basis, reflects the business combination between the Company and Microtec accounted for under the purchase method of accounting and presents the results of operations for the years indicated as if Microtec had been acquired as of the beginning of the period presented:

                                                                            1997                 1996                 1995
                                                                      -----------------    -----------------    ------------------
                                                                        (UNAUDITED)          (UNAUDITED)           (UNAUDITED)

                      Pro forma revenues                           $       144,028,402  $       145,438,398  $         96,870,996
                      Pro forma expenses                                 (132,368,800)        (136,762,464)          (91,321,968)
                                                                      -----------------    -----------------    ------------------
                      Pro forma net income                         $        11,659,602  $         8,675,934  $          5,549,028
                                                                      -----------------    -----------------    ------------------
                      Pro forma net income per share - Basic       $              1.07  $              1.02  $               0.68
                                                                      -----------------    -----------------    ------------------
                      Pro forma net income per share - Diluted     $              1.06  $              0.95  $               0.65
                                                                      -----------------    -----------------    ------------------

The unaudited summary pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had occurred on the above date, nor is it necessarily indicative of future operating results.

On November 17, 1997, the Company entered into an agreement with Tech Shop Holdings USA, Inc. ("Tech Shop"), a Nevada Corporation, whereby the Company acquired 100% of the capital stock of Tech Shop. Tech Shop is a holding company whose sole purpose is to be the owner of 51% of the capital stock of Tech Shop Ltda. and Tech Stock Ltda. The remaining 49% is owned by Mr. Randolpho Abreu Pereira da Silva, the founder of Tech Shop Ltda. and Tech Stock Ltda. Both Tech Shop Ltda. and Tech Stock Ltda. are located in Belo Horizonte, Brazil and are companies incorporated under the laws of Brazil. Their operations include regional distribution and sales in the corporate and retail markets in Brazil. In accordance with the agreement, the Company paid total consideration of $6,003,954 in the form of 91,188 shares of Vitech America, Inc. common stock and $4,373,969 in cash.

On November 18, 1997, the Company entered into an agreement with Recife Holdings USA, Inc. ("Rectech"), a Nevada Corporation, whereby the Company acquired 61.616% of the capital stock of Rectech. The remaining 38.38% is owned by Mr. Robson Medina Catao, the founder of Rectech - Recife Tecnologia Ltda. Rectech is a holding company whose sole purpose is to be the owner of 99% of the capital stock of Rectech - Recife Tecnologia Ltda. Rectech - Recife Tecnologia Ltda. is located in Recife, Brazil and is incorporated under the laws of Brazil. Their operations include regional sales in the corporate and retail markets in Brazil. In accordance with the agreement, the Company paid total consideration of $2,750,000 in the form of 41,958 shares of Vitech America, Inc. common stock and $2,000,000 in cash.

                              VITECH AMERICA, INC.
                    Notes to Financial Statements (continued)
                                December 31, 1997

NOTE 17 - RETIREMENT SAVINGS PLAN

Effective April 1, 1997, the Company established a retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a percentage of their income on a pretax basis to the plan. The Company matches 25% of the first 6% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and have a five-year vesting period where eligible employees vest at a rate of 20% per year. In addition, the plan provides for a discretionary employer contribution which may be determined each year by the Company's Board of Directors.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                          QUARTER ENDED
                           ----------------------------------------------------------------------------
                               DECEMBER 31,        SEPTEMBER 30         JUNE 30,          MARCH 31,
                           ------------------- ------------------- ----------------- ------------------
1997
  Net sales                $       45,929,482  $       31,270,598  $     23,342,760  $      16,994,562
  Income from operations            9,223,939           6,262,224         4,544,275          2,526,036
  Net income                        4,645,172           3,577,991         2,739,809          1,789,154
  Earnings per common
    share - Basic                         .42                 .33               .26                .17
  Earnings per common
    share - Diluted                       .40                 .32               .26                .17
                           ------------------- ------------------- ----------------- ------------------

1996

  Net sales                $       29,395,546  $       17,845,553  $     14,375,171  $      11,705,127
  Income from operations            3,196,194           3,642,259         3,015,380          1,913,937
  Net income                        3,425,844           2,100,604         1,665,112          1,039,029
  Earnings per common
    share - Basic                         .40                 .26               .21                .13
  Earnings per common
    share - Diluted                       .38                 .25               .20                .12
                           ------------------- ------------------- ----------------- ------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To be incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following are filed as part of this report:

         Financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."

Exhibits:

(1.1)      Form of Underwriting Agreement. (1)
(1.2)      Form of Representative's Warrant Agreement. (1)
(2.1) Contract for Discontinuation of Company Participations and other Agreements between Vitech America, Inc., Microtec Holding USA, Inc. and Microhold Participacoes e Empreendimentos S/C Ltda. dated July 10, 1997. (4)
(2.2) Purchase agreement between Vitech America, Inc. and Microtec Holdings USA, Inc. dated July 10, 1997. (4)
(2.3) Buy-Sell Contract between Vitech America, Inc. and Tech Shop Holdings USA, Inc. dated November 17, 1997. (6)
(2.4) Buy-Sell Contract between Vitech America, Inc. and Recife Holdings USA, Inc. dated November 18, 1997. (6)
(3.1)      Articles of Incorporation dated June 24, 1993. (1)
(3.2) Amendments to the Company's Articles of Incorporation dated November 13, 1995 and July 26, 1996. (1)
(3.3)      By-Laws of the Company. (1)
(4.1)      Form of Common Stock Certificate. (1)
(10.1)     Stock Option Plan. (1)
(10.2) Employment Agreement between the Company and William St. Laurent dated January 1, 1996. (1)
(10.3) Employment Agreement between the Company and Georges St. Laurent, III dated January 1, 1996. (1)
(10.5)     Option Agreements for William St. Laurent and Georges St. Laurent,
           III. (1)
(10.11) Loan Agreement between the Company and Georges St. Laurent, Jr. dated December 17, 1996. (2)
(10.12) Loan Agreement between the Company and Georges St. Laurent, Jr. dated April 10, 1997. (3)
(10.13) Senior convertible note payable to Georges St. Laurent Jr. dated June 26, 1997. (4)
(10.14)    Loan Agreement dated August 19, 1997 between the Company and Georges
           C. St. Laurent Jr. (7)
(10.15) Senior Convertible Note dated August 19, 1997 to Georges C. St. Laurent Jr. (7)
(10.16) Senior Convertible Note dated October 10, 1997 to Georges C. St. Laurent Jr. (7)
(10.17) Securities Purchase Agreement dated October 10, 1997, by and between the Company, H.W. Partners, L.P., as Purchaser's Representative and Investor. (5)
(10.18) Form of Convertible Promissory Note dated October 10, 1997 for the Investors. (5)
(10.19) Put and Call Agreement dated October 10, 1997 between the Company and the Investors. (5)
(10.20) Registration Rights Agreement dated October 10, 1997 between the Company and the Investors. (5)
(10.21)    Form of Convertible Promissory Note dated October 10, 1997. (5)
(11)       Statement re: Computation of per share earnings. (8)
(21)       Subsidiaries of the Company.

(23.1)     Consent of Pannell Kerr Forster PC.
(23.2)     Consent of Deloitte & Touhe Tohmatsu.
(27.1)     Financial Data Schedule.

--------------
(1) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1, file #333-11505.
(2) Incorporated by reference to exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended March 31, 1997.
(4) Incorporated by reference to exhibit filed with the Company's Form 8-K dated July 10, 1997 as amended.
(5) Incorporated by reference to exhibit filed with the Company's Form 8-K dated October 10, 1997.
(6) Incorporated by reference to exhibit filed with the Company's Form 8-K dated November 17, 1997.
(7) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended September 30, 1997.
(8) See note 2 to the Company's financial statements dated December 31, 1997 included under Item 8 of this report.


(b) Reports on Form 8-K:

         On October 27, 1997, the Company filed on Form 8-K under Item 5, that the Company had completed a private placement of $20 million of convertible notes and that the Company had completed a second private placement of $18.6 of convertible notes. The Company included as exhibits under Item 7, forms of the purchase agreements and the notes that related to such offerings.

         On December 2, 1997, the Company filed on Form 8-K under Item 2, that the Company had acquired a 51% interest in Techshop and a 61% interest in Rectech. The Company included as exhibits under Item 7, copies of the purchase agreements relating to such acquisitions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /S/  GEORGES C. ST. LAURENT III
Georges C. St. Laurent
Chairman of the Board and
Chief Executive Officer

Date:  March 31, 1998

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

                SIGNATURE                                   TITLE                                      DATE
                ---------                                   -----                                      ----

/s/  Georges C. St. Laurent III            Chairman of the Board of Directors                     March 31, 1998
------------------------------------------ and Chief Executive Officer (Principal
Georges C. St. Laurent, III                Executive Officer)



/s/  William St. Laurent                   President, Chief Operating Officer and                 March 31, 1998
------------------------------------------ Director
William St. Laurent



/s/  Edward A. Kelly                       Chief Financial Officer                                March 31, 1998
------------------------------------------ (Principal Accounting Officer)
Edward A. Kelly



/s/  Joseph K. Meyer
------------------------------------------ Director                                               March 31, 1998
Joseph K. Meyer



/s/  H.R. Shepherd

------------------------------------------ Director                                               March 31, 1998
H.R. Shepherd



------------------------------------------ Director
Touma M. Elias



------------------------------------------ Director
Robin Blackhurst

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

21          Subsidiaries of the Company
23.1        Consent of Pannell Kerr Forster PC
23.2        Consent of Deloitte & Touche Tohmatsu
27.1        Financial Data Schedule