Form 10-Q
period 1998-03-31
VITECH AMERICA INC
filed 1998-05-15
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended March 31, 1998


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of May 13 there were 11,070,756 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  Balance Sheet

                                     Assets
                                                                                           March 31,         December 31,
                                                                                              1998               1997
                                                                                        -----------------  -----------------
                                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                                         $      26,666,953  $      22,704,632
     Accounts receivable, net                                                                 60,129,181         59,137,869
     Inventories, net                                                                         35,254,746         34,347,087
     Deferred tax asset                                                                          756,000            702,000
     Due from officers                                                                           383,169            370,623
     Other current assets                                                                      4,887,999          4,676,804
                                                                                        -----------------  -----------------
                  Total current assets                                                       128,078,048        121,939,015

Property and equipment, net                                                                   16,125,922         12,946,523
Investments                                                                                    1,201,257          1,181,632
Goodwill                                                                                      17,490,624         17,570,705
Deferred tax asset                                                                               493,000            493,000
Other assets                                                                                   1,911,503          1,374,027
                                                                                        -----------------  -----------------

                  Total assets                                                         $     165,300,354  $     155,504,902
                                                                                        -----------------  -----------------

                      Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                            $      15,390,290  $      15,482,640
     Accrued expenses                                                                          3,032,481          3,131,670
     Current maturities of long-term debt                                                        437,082            350,439
     Short-term debt                                                                          26,620,767         20,419,169
                                                                                        -----------------  -----------------
                  Total current liabilities                                                   45,480,620         39,383,918
                                                                                        -----------------  -----------------

Long-term liabilities
       Convertible notes - related party                                                      20,000,000         20,000,000
       Convertible notes                                                                      38,608,250         38,608,250
     Income and sales tax payable                                                                426,000            472,839
     Long-term debt                                                                            2,616,104          2,004,064
                                                                                        -----------------  -----------------
                           Total long-term liabilities                                        61,650,354         61,085,153
                                                                                        -----------------  -----------------

Commitments and contingencies

Minority interest                                                                              1,454,491          1,427,442
                                                                                        -----------------  -----------------

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                      -                  -
     Common stock, no par value, 30,000,000 shares authorized,
        11,068,756 shares issued and outstanding                                              25,486,848         25,486,848
     Retained earnings                                                                        31,228,041         28,121,541
                                                                                        -----------------  -----------------
                  Total shareholders' equity                                                  56,714,889         53,608,389
                                                                                        -----------------  -----------------

                  Total liabilities and shareholders' equity                           $     165,300,354  $     155,504,902
                                                                                        -----------------  -----------------


See notes to financial statements

                              VITECH AMERICA, INC.
                               Statement of Income
                                   (unaudited)

                                                                                           Three Months Ended
                                                                              --------------------------------------------
                                                                                 March 31, 1998         March 31, 1997
                                                                              ---------------------  ---------------------

Net sales                                                                    $          33,774,644  $          16,994,562

Cost of sales                                                                           20,707,324             12,026,629
                                                                              ---------------------  ---------------------

         Gross profit                                                                   13,067,320              4,967,933

Selling, general and administrative expenses                                             7,137,360              2,441,897
                                                                              ---------------------  ---------------------

         Income from operations                                                          5,929,960              2,526,036
                                                                              ---------------------  ---------------------

Other (income) expenses
     Interest expense, net                                                               1,057,531                379,282
     Discount on sale of receivables                                                       354,648                      -
     Foreign currency exchange losses                                                    1,125,673                230,991
                                                                              ---------------------  ---------------------

         Total other expenses                                                            2,537,852                610,273
                                                                              ---------------------  ---------------------

         Income before provision for income taxes and minority interest                  3,392,108              1,915,763

Provision for income taxes                                                                 258,560                126,609
                                                                              ---------------------  ---------------------

              Income before minority interest                                            3,133,548              1,789,154

Minority interest                                                                           27,048                      -
                                                                              ---------------------  ---------------------

                  Net income                                                 $           3,106,500  $           1,789,154
                                                                              ---------------------  ---------------------

Earnings per common share - Basic:
       Net income                                                            $           3,106,500  $           1,789,154
       Weighted common shares                                                           11,068,756             10,726,457
       Net income per common share                                           $                0.28  $                0.17
                                                                              ---------------------  ---------------------

Earnings per common share - Assuming dilution:
       Net income                                                            $           3,106,500  $           1,789,154
       Weighted common shares                                                           11,279,089             10,734,679
       Net income per common share                                           $                0.28  $                0.17
                                                                              ---------------------  ---------------------


See notes to financial statements

                              VITECH AMERICA, INC.
                             Statement of Cash Flows
                                   (unaudited)

                                                                                              Three Months Ended
                                                                                  ------------------------------------------
                                                                                    March 31, 1998         March 31, 1997
                                                                                  --------------------   -------------------
Cash flows from operating activities
     Net income                                                                  $          3,106,500   $         1,789,154
     Adjustments to reconcile net income to net cash used in
      operating activities
         Depreciation                                                                         410,905               176,424
              Amortization of goodwill                                                        219,625                     -
              Minority interest                                                                27,048                     -
         Allowance for doubtful accounts                                                     (585,444)              206,125
         Changes in assets and liabilities
              Accounts receivable                                                            (405,868)           (4,762,503)
              Inventories                                                                    (907,659)           (3,930,816)
              Deferred tax asset                                                              (54,000)             (388,122)
              Other assets                                                                   (706,674)             (815,652)
              Trade accounts payable                                                          (92,350)            3,295,665
              Accrued expenses                                                                (99,189)             (137,452)
              Due to/from officers                                                            (12,546)              600,295
              Income and sales taxes payable                                                  (41,997)                    -
                                                                                  --------------------   -------------------
                                      Total adjustments                                    (2,248,149)           (5,756,036)
                                                                                  --------------------   -------------------

                      Net cash from / (used) in operating activities                          858,351            (3,966,882)
                                                                                  --------------------   -------------------
Cash flows from investing activities
     Purchases of property and equipment                                                   (2,413,847)             (857,200)
       Adjustment to business acquisition valuation                                          (136,000)                    -
     Other investments                                                                        (19,625)               (3,219)
                                                                                  --------------------   -------------------
                      Net cash used in investing activities                                (2,569,472)             (860,419)
                                                                                  --------------------   -------------------
Cash flows from financing activities
     Net proceeds under short-term bank borrowings                                          7,075,954             4,879,586
       Net payments of taxes payable                                                          (46,839)             (133,479)
     Payment of note payable for business acquisition                                        (874,356)                    -
     Net repayment of notes payable                                                          (481,317)              (46,955)
     Net proceeds from sale of common stock                                                         -                40,000
                                                                                  --------------------   -------------------
                      Net cash provided by financing activities                             5,673,442             4,739,152

                                                                                  --------------------   -------------------
                      Net increase / (decrease) in cash and cash equivalents                3,962,321               (88,149)

Cash and cash equivalents - beginning of period                                            22,704,632             1,757,731
                                                                                  --------------------   -------------------
Cash and cash equivalents - end of period                                        $         26,666,953   $         1,669,582
                                                                                  --------------------   -------------------


Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                           $           1,923,044  $           427,019
                                                                                 ---------------------  -------------------
         Income taxes                                                           $              80,009  $           133,479
                                                                                 ---------------------  -------------------

Supplemental schedule of non-cash investing and financing activities
       Investment in property equipment through financing agreements            $           1,180,000  $                 -
                                                                                 ---------------------  -------------------

See notes to financial statements
                                       4

                              Vitech America, Inc.
                          Notes to Financial Statements
                                 March 31, 1998

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended March 31, 1998 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements for 1998 and 1997 include the accounts of the Company and its subsidiaries. All of the Company's sales are concentrated in Brazil. The Company had no one customer that accounted for in excess of 10% of sales during three months ended March 31, 1998. During the three months ended March 31, 1997, approximately 32% of the Company's sales were to one unrelated customer.

Note 2 - Net income per share
-----------------------------

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Income             Shares         Per Share
                                                            ---------------    ---------------  ---------------
Three months ended March 31, 1998:
    Earnings per share - basic                             $     3,106,500         11,068,756  $          0.28

    Dilutive securities
            Stock options                                                -            165,702                -
            Warrants                                                     -             44,631                -
                                                            ---------------    ---------------  ---------------

    Earnings per share - assuming dilution                 $     3,106,500         11,279,089  $          0.17
                                                            ---------------    ---------------  ---------------

Three months ended March 31, 1997:
    Earnings per share - basic                             $     1,789,154         10,726,457  $          0.17

    Dilutive securities
            Stock options                                                -              4,712                -
            Warrants                                                     -              3,510                -
                                                            ---------------    ---------------  ---------------

    Earnings per share - assuming dilution                 $     1,789,154         10,734,679  $          0.17
                                                            ---------------    ---------------  ---------------


The effects on earnings per share of the 10% convertible notes, which are convertible into 3,627,679 shares of common stock, would have been antidilutive and therefore are not included in the computations.

For the three month period ended March 31, 1998, there were 3,000,000 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. For the three month period ended March 31, 1997, there were 3,070,000 outstanding stock options and 211,000 warrants not included in the computation of diluted earnings per share of common stock because the options and warrants' exercise prices were greater than the average market price of the common shares

Note 3 - Accounts receivable
----------------------------

Accounts receivable consisted of the following:

                                                                 March 31,
                                                                   1998
                                                              ---------------

             Consumer receivables - Class I (a)              $    14,730,125
             Consumer receivables - Class II (b)                  14,701,065
             Trade accounts receivables                           32,298,257
                                                              ---------------
                                                                  61,729,447
             Allowance for doubtful accounts                       1,600,266
                                                              ---------------
                                                             $    60,129,181
                                                              ---------------

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

Note 5 - Inventories
--------------------

Inventories are summarized as follows:

                                                           March 31,
                                                             1998
                                                      -----------------

Consigned inventories                                $      4,173,954
Finished goods                                              8,447,635
Work in process                                             1,090,583
Components in the factory                                  15,581,608
Components in transit  (a)                                  6,477,420
                                                      -----------------
                                                           35,771,200
Less allowance for obsolescence                               516,454
                                                      -----------------
                                                     $     35,254,746
                                                      -----------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 6 - Stock options
----------------------

In January 1998, the Company granted options to purchase 30,000 shares of the Company's common stock at an exercise price of $15.50 per share to Directors of the Company. The options were granted pursuant to the provisions of the Company's 1996 Stock Option Plan.

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

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated sales:

                                                       Three Months Ended March 31,
                                                     ---------------------------------
                                                          1998             1997
                                                          ----             ----
                 Net sales                                100%             100%
                 Cost of sales                            61.3             70.8
                 Gross profit                             38.7             29.2
                 Selling, general and
                   administrative expenses                21.1             14.4
                 Income from operations                   17.6             14.9
                 Net interest and financing expense        4.2              2.2
                 Foreign currency exchange losses          3.3              1.4
                 Net Income                                9.2             10.5

         Net sales increased by $16,780,082, or approximately 99%, to $33,774,644 for the first quarter ended March 31, 1998 as compared to $16,994,562 for the quarter ended March 31, 1997. Such increase in sales was primarily attributable to increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new channels and into new markets. The acquisition of Microtec Sistema Industria e Comercio S.A., which is the oldest PC manufacturer in Brazil, has enabled the Company to expand into the corporate and government markets offering complete integrated solutions from high-end network servers to low-end workstations. Additionally, the acquisitions of two retail and distribution operations in the fourth quarter of 1997 strengthened the Company's direct relationship end-users in the consumer market.

         Cost of sales during the first quarter ended March 31, 1998 were $20,707,324, representing 61.3% of the sales during the period, as compared to $12,026,629 for the quarter ended March 31, 1997, representing 70.8% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter ended March 31, 1998, when compared to the quarter ended March 31, 1997, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. The decrease was also attributable to the Company's product mix. As the Company has expanded into the corporate and government markets with integrated network solutions, there were a higher percentage of networking products which, have a higher margin, included in its sales mix. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, personal computers. The Company phased out the contract manufacturing in July 1997 and as a result, none of the sales during the quarter ended March 31, 1998 resulted from such business. During the quarter ended March 31, 1997, approximately 32% of the Company's sales resulted from the contract manufacturing of consumer electronics.

         Selling, general, and administrative expenses increased by $4,695,463, or approximately 192%, to $7,137,360 for the quarter ended March 31, 1998 as compared to $2,441,897 for the quarter ended March 31, 1997. The increase was primarily attributable to the acquisition of Microtec and to the increased costs associated with expanding the Company's manufacturing capacity as well as the increase in operating expenses to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 21.1% for the quarter ended March 31, 1998, compared to 14.4% for the quarter ended March 31, 1997. Such increase was primarily attributable to the acquisition of Microtec and the incorporation of their general and administrative expenses into the Company's operations which more than offset the Company's increases in sales. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy and the increased operating expenses associated with selling higher end integrated network systems. While the level of these expenses in future years can not be predicted and is dependent in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $3,403,924, or approximately 135%, to $5,929,960 for the quarter ended March 31, 1998 as compared to $2,526,036 for the quarter ended March 31, 1997. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 17.6% for the quarter ended March 31, 1998 from 14.9% for the quarter ended March 31, 1997. This increase was primarily attributable to the aforementioned decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses as a percentage of sales.

         Net interest and financing expense increased by $1,032,897, or approximately 272%, to $1,412,179 for the quarter ended March 31, 1998 as compared to $379,282 for the quarter ended March 31, 1997. This increase was primarily attributable to the Company's increased use of debt financing and the sale of accounts receivable to support its working capital needs.

         During the quarter ended March 31, 1998, the Company experienced a foreign currency exchange loss of $1,125,673 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $230,991 during the quarter ended March 31, 1997. At March 31, 1998, the Commercial Market Rate for the real was R$1.1374 per US$1.00 as compared to R$1.1164 per US$1.00 at December 31, 1997.

         Net income increased by $1,317,346, or approximately 74%, to $3,106,500 for the quarter ended March 31, 1998 as compared to $1,789,154 for the quarter ended March 31, 1997. The increase in net income was primarily attributable to the aforementioned increase in income from operations which more than offset increases in interest and financing expense and foreign currency exchange losses. Net income as a percentage of sales decreased to 9.2% for the quarter ended March 31, 1998 from 10.5% for the quarter ended March 31, 1997. This decrease was primarily attributable to the increases in interest and financing expense as a percentage of sales and foreign currency exchange losses as a percentage of sales which more than offset the increase in income from operations as a percentage of sales. Net income per common share assuming dilution increased by $0.11, or 65%, to $0.28 for the quarter ended March 31, 1998 as compared to $0.17 for the quarter ended March 31, 1997.

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

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. During the quarter ended March 31, 1998, the Company used cash generated from operations and short-term bank borrowings to finance its working capital needs.

         At March 31, 1998, the Company had a working capital surplus of $82,597,428 compared to $82,555,097 at December 31, 1997. This increase in working capital was primarily attributable to the increased levels of accounts receivable and the increased levels of inventory which more than offset the increases in trade accounts payable and short-term debt.

         Net cash generated by operating activities for the quarter ended March 31, 1998 was $858,351 as compared to $3,966,882 in cash used by operating activities during the quarter ended March 31, 1997. The increase in cash generated was primarily attributable to the increases in net income which more than offset the increases in accounts receivable, inventories and other assets.

         Net cash used in investing activities was $2,569,472 for the quarter ended March 31, 1998. Such use of cash was primarily related to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity and the acquisition of facilities.

         Net cash provided from financing activities was $5,673,442 for the quarter ended March 31, 1998 and resulted primarily from short-term borrowings at various banks in Brazil.

         The Company has a line of credit in the amount of $1,200,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. $200,000 of such line is a working capital line and $1 million is a trade finance line used to support letter of credits which the Company may issue to secure purchase obligations. The trade finance lines require the Company to provide a cash deposit equal to 30% of each letter of credit. The credit agreement is secured by a lien of certain property owned by the Company. As of March 31, 1998, there was nothing owing under such facility. As of March 31, 1998, the Company had $26,620,767 in short-term borrowings from various banks in Brazil with rates of interest ranging from 1% to 2% per month and maturing on a revolving basis through July 1998.

         In March 1998, the Company entered into a capital lease agreement for $1,180,000 for the purchase of manufacturing equipment. The capital lease has a term of 60 months and bears an adjustable interest rate (currently 9.9%). In March 1998, the Company acquired real estate and building valued at approximately $1,590,000 located in the state of Sao Paulo, Brazil. The Company intends to use such facilities as a retail and technical support center.

         In connection with its acquisition of Microtec, the Company recorded a provision for costs relating to the involuntary termination and relocation of Microtec employees in the amount of $1.1 million. Such provision is associated with the Company's plans to cease certain manufacturing operations at Microtec's facility and consolidate all of the manufacturing of the Company at its facility in Bahia. During the quarter ended March 31, 1998, the Company incurred approximately $50,000 related to such provision.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On April 27, 1998 the Company completed the sale of $25 million of its accounts receivable to Technology Acceptance Corp. (TAC), a Cayman Islands special purpose corporation, for $20 million in cash and $5 million in subordinated notes. TAC, in turn, closed the $20 million first series of a $150 million collateralized global medium term note program which is collateralized by the purchased accounts receivable.

         The first series of Notes were offered by TAC with six month to three year maturities. The Notes are collateralized by real denominated accounts receivable arising from the sales of computer equipment and related products in Brazil by subsidiaries of Vitech America, Inc. There is a repurchase provision whereby Bahiatech-Bahia Tecnologia Ltda., a subsidiary of Vitech, is required to repurchase the receivable under certain circumstances such as default under the program, delinquencies or violations of concentration limits. Vitech America serves as guarantor of the repurchase obligation which enables the program to have minimal the over-collateralization requirements and to maximize liquidity of the Senior Notes.

         Unibanco-Uniao de Bancos Brasileiros S.A., the arranger of the sale and Notes program, is the third largest private bank in Brazil. The Bank of New York is trustee, paying and transfer agent and registrar for the Notes and Banco Credibanco S.A. is the Brazilian Collateral Agent. Dealers for the first series were Unibanco-Uniao de Bancos Brasileiros S.A. and Banco Fibra S.A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:
         (10.22) Master Sales and Servicing Agreement among Technology Acceptance Corp., Technology Trust S.A., Bahia Tecnologia Ltda., Banco Credibanco S.A., and Vitech America, Inc. dated April 16, 1998.
          (27.1)  Financial Data Schedule

(b) Reports on Form 8-K.

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  Edward A. Kelly
------------------------------------------------
Edward A. Kelly
Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  May 15, 1998

                                 EXHIBIT INDEX


EXHIBIT                DESCRIPTION
-------                -----------

10.22 Master Sales and Servicing Agreement among Technology Acceptance Corp., Technology Trust S.A., Bahia Tecnologia Ltda., Banco Credibanco S.A., and Vitech America, Inc. dated April 16, 1998.

27.1     Financial Data Schedule