Form 10-Q
period 1998-06-30
VITECH AMERICA INC
filed 1998-08-19
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended June 30, 1998


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of August 14, 1998, there were 14,651,652shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                                                   VITECH AMERICA, INC.
                                                       Balance Sheet

                                                          Assets
                                                                                            June 30,         December 31,
                                                                                              1998               1997
                                                                                        -----------------  -----------------
                                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                                          $     33,295,091   $     22,704,632
     Accounts receivable, net                                                                 32,319,570         59,137,869
     Inventories, net                                                                         51,253,971         34,347,087
        Investment in subordinated debenture, current portion                                  8,625,991                  -
     Deferred tax asset                                                                          702,000            702,000
     Due from officers                                                                            67,601            370,623
     Other current assets                                                                      5,122,225          4,676,804
                                                                                        -----------------  -----------------
                  Total current assets                                                       131,386,449        121,939,015

Property and equipment, net                                                                   19,432,462         12,946,523
Investment in subordinated debenture                                                           1,380,287                  -
Investments                                                                                    1,249,985          1,181,632
Goodwill                                                                                      17,267,455         17,570,705
Deferred tax asset                                                                               481,000            493,000
Other assets                                                                                   3,498,275          1,374,027
                                                                                        -----------------  -----------------

                  Total assets                                                          $    174,695,913   $    155,504,902
                                                                                        -----------------  -----------------

                                           Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                             $     19,355,371   $     15,482,640
     Accrued expenses                                                                          3,360,113          3,131,670
     Current maturities of long-term debt                                                        440,041            350,439
        Taxes payable                                                                             81,998                  -
     Short-term debt                                                                          28,405,501         20,419,169
                                                                                        -----------------  -----------------
                  Total current liabilities                                                   51,643,024         39,383,918
                                                                                        -----------------  -----------------

Long-term liabilities
       Convertible notes - related party                                                      20,000,000         20,000,000
       Convertible notes                                                                      38,608,250         38,608,250
     Income and sales tax payable                                                                      -            472,839
     Long-term debt                                                                            3,359,180          2,004,064
                                                                                        -----------------  -----------------
                           Total long-term liabilities                                        61,967,430         61,085,153
                                                                                        -----------------  -----------------

Commitments and contingencies

Minority interest                                                                                695,469          1,427,442
                                                                                        -----------------  -----------------

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                      -                  -
     Common stock, no par value, 30,000,000 shares authorized,
        12,177,839 and 12,175,639 shares issued and outstanding                               25,506,848         25,486,848
     Retained earnings                                                                        35,152,142         28,121,541
     Accumulated other comprehensive income(loss)                                               (269,000)
                                                                                        -----------------  -----------------
                  Total shareholders' equity                                                  60,389,990         53,608,389
                                                                                        -----------------  -----------------

                  Total liabilities and shareholders' equity                            $    174,695,913   $    155,504,902
                                                                                        -----------------  -----------------

See notes to financial statements


                                                    VITECH AMERICA, INC.
                                                    Statement of Income
                                                         (unaudited)


                                                         Three Months Ended                         Six Months Ended
                                                --------------------------------------      ----------------------------------
                                                  June 30, 1998      June 30, 1997           June 30, 1998    June 30, 1997
                                                ------------------ -------------------      ---------------- -----------------
Net sales                                       $      38,635,842          23,342,760       $    72,410,486   $    40,337,322

Cost of sales                                          22,430,545          15,563,048            43,137,869        27,589,677
                                                ------------------   -----------------      ----------------  ----------------

         Gross profit                                  16,205,297           7,779,712            29,272,617        12,747,645

Selling, general and administrative expenses            9,009,344           3,235,437            16,146,704         5,677,333
                                                ------------------   -----------------      ----------------   ---------------

         Income from operations                         7,195,953           4,544,275            13,125,913         7,070,312
                                                ------------------   -----------------      ----------------   ---------------

Other (income) expenses
     Interest expense, net                              1,835,832             332,178             3,248,011           711,460
     Discount on sale of receivables                    1,579,364             293,000             1,579,364           293,000
     Foreign currency exchange losses                     267,678           1,039,865             1,393,351         1,270,856
                                                ------------------   -----------------      ----------------   ---------------

         Total other expenses                           3,682,874           1,665,043             6,220,726         2,275,316
                                                ------------------   -----------------      ----------------   ---------------

         Income before provision for income
                 taxes and minority interest            3,513,079           2,879,232             6,905,187         4,794,996

Provision for income taxes                                348,000             139,423               606,560           266,033
                                                ------------------   -----------------      ----------------   ---------------

              Income before minority interest           3,165,079           2,739,809             6,298,627         4,528,963

Minority interest                                        (759,022)                  -              (731,974)                -
                                                ------------------   -----------------      ----------------   ---------------

                  Net income                    $       3,924,101    $      2,739,809       $     7,030,601    $    4,528,963
                                                ------------------   -----------------      ----------------   ---------------



Net income per common share - Basic:
       Weighted common shares                          12,177,839          11,799,109            12,176,739        11,796,909
       Net income per common share              $            0.32    $           0.23       $          0.58    $         0.38
                                                ------------------   -----------------      ----------------   ---------------

Net income per common share - Assuming dilution:
       Weighted common shares                          12,457,002          11,817,854            12,421,487        11,810,393
       Net income per common share              $            0.32    $           0.23       $          0.57    $         0.38
                                                ------------------   -----------------      ----------------   ---------------

See notes to financial statements
                                       3

                                                   VITECH AMERICA, INC.
                                                  Statement of Cash Flows
                                                        (unaudited)


                                                                                               Six Months Ended
                                                                                  ------------------------------------------
                                                                                     June 30, 1998         June 30, 1997
                                                                                  --------------------   -------------------
Cash flows from operating activities
     Net income                                                                   $         7,030,601    $        4,528,963
     Adjustments to reconcile net income to net cash provided
      from/(used) in operating activities
            Depreciation                                                                    1,150,003               387,853
              Amortization of goodwill                                                        439,250                     -
              Minority interest                                                              (731,974)                    -
              Accumulated translation adjustment                                             (269,000)
            Allowance for doubtful accounts                                                  (504,494)              375,432
              Reserve for inventory obsolescence                                              568,204                83,459
            Changes in assets and liabilities
              Accounts receivable                                                          17,316,515            (6,824,996)
              Inventories                                                                 (17,475,088)          (11,183,394)
              Deferred tax asset                                                               12,000            (1,310,641)
              Other assets                                                                 (4,080,614)             (869,514)
              Trade accounts payable                                                        3,872,731             5,939,833
              Accrued expenses                                                                228,443               (48,059)
              Due from officers                                                               303,022                68,859
              Income and sales taxes payable                                                1,592,943               587,138
                                                                                  --------------------   -------------------
                                      Total adjustments                                     2,421,941           (12,794,030)
                                                                                  --------------------   -------------------

                      Net cash provided from / (used) in operating activities               9,452,542            (8,265,067)
                                                                                  --------------------   -------------------
Cash flows from investing activities
     Purchases of property and equipment                                                   (6,455,941)           (2,361,703)
       Adjustment to business acquisition valuation                                          (136,000)                    -
     Other investments                                                                        (68,353)              (18,008)
                                                                                  --------------------   -------------------
                      Net cash used in investing activities                                (6,660,294)           (2,379,711)
                                                                                  --------------------   -------------------
Cash flows from financing activities
     Net proceeds under short-term bank borrowings                                         10,231,736             3,855,396
       Net payments of taxes payable                                                         (472,839)             (353,486)
     Payment of note payable for business acquisition                                      (2,231,250)                    -
        Payments under long-term debt                                                               -               (27,160)
        Proceeds from note payable - related party                                                  -             5,000,000
        Proceeds from issuance of convertible note - related party                                  -            10,000,000
     Net proceeds of notes payable                                                            250,564
     Net proceeds from sale of common stock                                                    20,000                40,000
                                                                                  --------------------   -------------------
                      Net cash provided by financing activities                             7,798,211            18,514,750

                                                                                  --------------------   -------------------
                      Net increase in cash and cash equivalents                            10,590,459             7,869,972

Cash and cash equivalents - beginning of period                                            22,704,632             1,757,731
                                                                                  --------------------   -------------------
Cash and cash equivalents - end of period                                        $         33,295,091    $        9,627,703
                                                                                  --------------------   -------------------

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                            $          5,602,329    $        1,004,460
                                                                                 ---------------------  --------------------
         Income taxes                                                            $             85,952    $          110,496
                                                                                 ---------------------  --------------------

Supplemental schedule of non-cash investing and financing activities
       Investment in property equipment through financing  agreements            $          1,180,000    $                -
                                                                                 ---------------------  --------------------

See notes to financial statements
                                       4

                              Vitech America, Inc.
                          Notes to Financial Statements
                                  June 30, 1998


Note 1 - Basis of presentation
------------------------------

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended June 30, 1998 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three month period and the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements for 1998 and 1997 include the accounts of the Company and its subsidiaries. All of the Company's sales are concentrated in Brazil. The Company had one customer that accounted for in excess of 5% of sales during the six month period ended June 30, 1998. During the six month period ended June 30, 1997, approximately 25% of the Company's sales were to one unrelated customer.

On June 15, 1998, the Board of Directors of the Company, approved a 10% common stock dividend to be distributed to shareholders of record of the Company's common stock as of July 13, 1998. The common stock issued as a result of this stock dividend was distributed on July 27, 1998. All references in this report to the common stock of the Company and net income per common share have been recalculated to reflect the 10% common stock dividend.

Note 2 - Significant accounting policy - Translation into U.S. Dollar
---------------------------------------------------------------------

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the Brazilian currency, the Real, as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a currency exchange loss associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries. Any translation adjustments are reflected as a component of shareholders' equity.

Note 3 - Net income per share
-----------------------------

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended June 30,                 Six Months Ended,
                                                           ----------------------------------      ---------------------------------
                                                                1998               1997                 1998              1997
                                                           ---------------    ---------------      ---------------    --------------
                  Net income for basic and diluted
                    income per common share                $    3,924,101     $    2,739,809       $    7,030,601     $   4,528,963
                                                           ---------------    ---------------      ---------------    --------------

                  Weighted average number of shares            12,177,839         11,799,109           12,176,739        11,796,909
                    for basic income per share

                  Dilutive securities:
                      Stock options                               216,367             13,588              191,035             9,150
                      Warrants                                     62,796              5,157               53,713             4,334
                                                           ---------------    ---------------      ---------------    --------------

                  Weighted average number of shares
                    for diluted income per share               12,457,002         11,817,854           12,421,487        11,810,393
                                                           ---------------    ---------------      ---------------    --------------

                  Net income per common share:
                      Basic                                $         0.32     $         0.23       $         0.58     $        0.38
                      Diluted                              $         0.32     $         0.23       $         0.57     $        0.38

The effects on earnings per share of the $58,608,250 aggregate principal amount of 10% convertible notes would have been antidilutive and therefore are not included in the computations.

For the three month period and the six month period ended June 30, 1998, there were 3,000,000 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. For the three month period and the six month period ended June 30, 1997, there were 4,041,456 outstanding stock options and 419,443 warrants not included in the computation of diluted earnings per share of common stock because the options and warrants' exercise prices were greater than the average market price of the common shares.

Note 4 - Accounts receivable
----------------------------

Accounts receivable consisted of the following:

                                                                   June 30,
                                                                     1998
                                                                ---------------

             Trade accounts receivable                          $   34,000,786
             Allowance for doubtful accounts                        (1,681,216)
                                                                ---------------
                     Total                                      $   32,319,570
                                                                ---------------

In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech - Bahia Tecnologia Ltda. ("Bahiatech"), may sell certain of its accounts receivable to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized global medium term notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

During the quarter ended June 30, 1998, the Company completed the sale of an aggregate amount of approximately R$71.5 million (or approximately U.S.$63 million) of its accounts receivable to TAC at a discount of approximately R$3.3 million (or approximately U.S.$2.9 million) for cash and a subordinated note. The subordinated note is a revolving non-interest bearing bearer note.

There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The Company serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the relevant repurchase date, the Company shall be required to deposit, within twenty-four
(24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, there is a contingent liability in the amount of approximately $41 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

Note 5 - Inventories
--------------------

Inventories are summarized as follows:

                                                           June 30,
                                                             1998
                                                      -----------------

Consigned inventories                                 $     4,830,460
Finished goods                                             12,471,697
Work in process                                             3,031,489
Components in the factory                                  19,032,825
Components in transit  (a)                                 12,972,158
                                                      -----------------
                                                           52,338,629
Allowance for obsolescence                                 (1,084,658)
                                                      -----------------
        Total                                         $    51,253,971
                                                      -----------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 6 - Stock options
----------------------

In January 1998, the Company granted options to purchase 30,000 shares of the Company's common stock at an exercise price of $14.09 per share to Directors of the Company. The options were granted pursuant to the provisions of the Company's 1996 Stock Option Plan.

Note 7 - Comprehensive Income
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the six month period ended June 30, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the three month period and six month period ended June 30, 1998, comprehensive income was not materially different from reported net income.

Note 8 - Subsequent Events
--------------------------

In July 1998, the Company issued 1,459,060 shares of Common Stock upon conversion of $20 million of principal amount of 10% convertible notes. In August 1998, the Company issued 944,476 shares of Common Stock upon conversion of $13.8 million of principal amount of 10% convertible notes. The Company has registered the resale of the shares of common stock issuable upon conversion of such 10% convertible notes.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of income as a percentage of the Company's consolidated sales:

                                               Three Months Ended                    Six Months Ended
                                               ------------------                    ----------------
                                        June 30, 1998      June 30, 1997      June 30, 1998     June 30, 1997
                                        -------------      -------------      -------------     -------------
Net sales                                    100%              100%               100%               100%
Cost of sales                                58.1              66.7               59.6               68.4
Gross profit                                 41.9              33.3               40.4               31.6
Selling, general and
  administrative expenses                    23.3              13.9               22.3               14.1
Income from operations                       18.6              19.5               18.1               17.5
Interest and financing expense                8.8               2.7                6.7                2.5
Foreign currency exchange losses              0.7               4.5                1.9                3.2
Net Income                                   10.2              11.7                9.7               11.2

         Net sales increased by $15,293,081, or approximately 66%, to $38,635,842 for the second quarter of 1998 as compared to $23,342,760 for the second quarter of 1997. For the six month period ended June 30, 1998, net sales increased by $32,073,164, or approximately 80%, to $72,410,486 as compared to $40,337,322 for the six month period ended June 30, 1997. For the six month period ended June 30, 1998, the Company sold approximately 46,000 units as compared to approximately 27,000 units during the six month period ended June 30, 1997. Such increase in sales was primarily attributable to the acquisition of Microtec Sistema Industria e Comercio S.A. ("Microtec"), increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new channels and into new markets. The acquisition of Microtec, which was completed in July 1997 and accounted for under the purchase method of accounting, has enabled the Company to expand into the corporate and governmental markets offering complete integrated solutions from high-end network servers to low-end workstations. Additionally, the acquisitions of two retail and distribution operations in the fourth quarter of 1997 strengthened the Company's direct relationship with end-users in the consumer market.

         Cost of sales during the second quarter of 1998 were $22,430,545, representing 58.1% of sales during the period, as compared to $15,563,048 for the second quarter of 1997, representing 66.7% of sales for the period. Cost of sales during the six month period ended June 30, 1998 were $43,137,869, representing 59.6% of sales during the period, as compared to $27,589,677 for the six month period ended June 30, 1997, representing 68.4% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter and six month period ended June 30, 1998, when compared to the quarter and six month period ended June 30, 1997, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. The decrease was also attributable to the Company's product mix. As the Company has expanded into the corporate and governmental markets with integrated network solutions, there were a higher percentage of servers and networking products, which have a higher margin, included in its sales mix. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, personal computers. The Company phased out the contract manufacturing of consumer manufacturing in July 1997, and as a result, none of the sales during the six month period ended June 30, 1998 resulted from such business. During the six month period ended June 30, 1997, approximately 25% of the Company's sales resulted from the contract manufacturing of consumer electronics.

         Selling, general, and administrative expenses increased by $5,773,907, or approximately 178%, to $9,009,344 for the second quarter of 1998 as compared to $3,235,437 for the second quarter of 1997. For the six month period ended June 30, 1998, selling, general, and administrative increased by $10,469,370, or approximately 184%, to $16,146,704 as compared to $5,677,333 for the six month period ended June 30, 1997. The increase was primarily attributable to the acquisition of

Microtec and to the increased costs associated with expanding the Company's manufacturing capacity as well as the increase in operating expenses required to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 23.3% for the quarter ended June 30, 1998, compared to 13.9% for the quarter ended June 30, 1997. Such increase was primarily attributable to the acquisition of Microtec and the incorporation of its general and administrative expenses into the Company's operations which more than offset the Company's increases in sales. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy and the increased operating expenses associated with selling higher end integrated networking systems. While the level of these expenses in future years can not be predicted and is dependent in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $2,651,678, or approximately 58%, to $7,195,953 for the second quarter of 1998 as compared to $4,544,275 for the second quarter of 1997. For the six month period ended June 30, 1998, income from operations increased by $6,055,601, or approximately 86%, to $13,125,913 as compared to $7,070,312 for the six month period ended June 30, 1997. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 18.2% for the six month period ended June 30, 1998 from 17.5% for the six month period ended June 30, 1997. This increase was primarily attributable to the aforementioned decrease in cost of sales as a percentage of sales which more than offset the increase in sales and increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense increased by $2,790,017, or approximately 446%, to $3,415,196 for the second quarter of 1998 as compared to $625,178 for the second quarter of 1997. For the six month period ended June 30, 1998, interest and financing expense increased by $3,822,915, or approximately 381%, to $4,827,375 as compared to $1,004,460 for the six month period ended June 30, 1997. This increase was primarily attributable to the Company's increased use of debt financing and the discounted sale of accounts receivable to support its working capital needs.

         During the six month period ended June 30, 1998, the Company experienced a foreign currency exchange loss of $1,393,351 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $1,270.856 during the six month period ended June 30, 1997. At June 30, 1998, the Commercial Market Rate for the Real was R$1.1566 per US$1.00 as compared to R$1.1164 per US$1.00 at December 31, 1997.

         Net income increased by $1,184,293, or approximately 42%, to $3,924,101 for the second quarter of 1998 as compared to $2,739,809 for the second quarter of 1997. For the six month period ended June 30, 1998, net income increased by $2,501,639, or approximately 55%, to $7,030,601 as compared to $4,528,963 for the six month period ended June 30, 1997. The increase in net income was primarily attributable to the aforementioned increase in income from operations which more than offset increases in interest and financing expense and foreign currency exchange losses. Net income as a percentage of sales decreased to 9.7% for the six month period ended June 30, 1998 from 11.2% for the six month period ended June 30, 1997. This decrease was primarily attributable to the increases in interest and financing expense as a percentage of sales and foreign currency exchange losses as a percentage of sales which more than offset the increase in income from operations as a percentage of sales.

         Net income per common and common share equivalent, assuming dilution, increased by $0.09, or 39%, to $0.32 for the second quarter of 1998 as compared to $0.23 for the second quarter of 1997. For the six month period ended June 30, 1998, net income per common and common share equivalent, assuming dilution increased by $0.19, or approximately 50%, to $0.57 as compared to $0.38 for the six month period ended June 30, 1997.

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

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. During the six month period ended June 30, 1998, the Company used cash generated from operations, short-term bank borrowings, and accounts receivable financing to finance its working capital needs.

         At June 30, 1998, the Company had a working capital surplus of $79,743,425 compared to $82,555,097 at December 31, 1997. This decrease in working capital was primarily attributable to the decreased levels of accounts receivable which more than offset the increases in the increased levels of inventory and trade accounts payable and short-term debt.

         Net cash generated by operating activities for the six month period ended June 30, 1998 was $9,452,542 as compared to $8,265,067 in cash used by operating activities during the six month period ended June 30, 1997. The increase in cash generated was primarily attributable to the increases in net income and the sale of accounts receivable to TAC, which more than offset the increases in inventories and other assets.

         Net cash used in investing activities was $6,660,294 for the six month period ended June 30, 1998. Such use of cash was primarily related to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity, the purchase of computer hardware and software to support the Company's management information system and the acquisition of facilities.

         Net cash provided from financing activities was $7,798,211 for the six month period ended June 30, 1998 and resulted primarily from short-term borrowings at various banks in Brazil.

         The Company has a revolving line of credit in the amount of $4,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. Such line consists of $3,000,000 for working capital and $1,000,000 for trade finance used to support letters of credit which the Company may issue to secure purchase obligations. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at the rate of 8.75% and terminates in June 1999. As of June 30, 1998, there was $2,800,000 owed under this facility. As of June 30, 1998, the Company had approximately $25,600,000 in short-term borrowings from various banks in Brazil with rates of interest averaging 1.5% per month and maturing on a revolving basis through June 1999.

         On June 26, 1997, the Company completed a private placement of a two year senior convertible note to Georges C. St. Laurent Jr. ("GSL Jr.") for the principal amount of $10 million. The note accrued interest at an annual rate of 10% payable monthly and was convertible into Common Stock, in whole or in part, at the rate of one share of Common Stock for each $13.64 of principal converted. The proceeds of the note were used for the acquisition of Microtec and for general working capital purposes. On July 15, 1998, GSL Jr. converted such note into an aggregate of 755,333 shares of Common Stock, which included 22,000 shares as an incentive for GSL Jr. to convert such note.

         On August 19, 1997, the Company entered into a loan agreement with GSL Jr. for a principal amount of up to $10,000,000 to be evidenced by senior convertible notes. The notes had a two year term and accrued interest at an annual rate of 10% payable monthly and were convertible into Common Stock, in whole or in part, at the rate of one share of Common Stock for each $14.64 of principal converted. On August 19, 1997, the Company issued the first of such notes for the principal sum of $5,000,000. On October 10, 1997, the Company issued the second of such notes for the principal sum of $5,000,000. The proceeds of the notes were used for general working capital purposes. The Company registered the resale of the shares of Common Stock issuable upon conversion. On July 15, 1998, GSL Jr. converted such notes into an aggregate of 703,727 shares of Common Stock, which included 21,497 shares as an incentive for GSL Jr. to convert such notes.

         On October 10, 1997, the Company completed a private placement of three year 10% convertible promissory notes (the "Notes") resulting in gross proceeds to the Company of $20,000,000. The private placement was between the Company and four institutional investors. The Notes are initially convertible at a conversion price of $15.00 subject to stock-splits, stock dividends, rights offering other similar events. In the event that the Company shall have declined to repay in full, following the exercise by noteholders of the First or Second Put Right (as defined below), the Initial Conversion Price shall be (i) the lesser of .85 multiplied by the 10-day weighted average sale price on Nasdaq as reported by Bloomberg, LP (or other principal exchange on which the Company's securities are traded) for the lowest 10-day consecutive period during the 30 consecutive trading day period ending one trading day prior to the conversion date or (ii) $15.00 per share. The net proceeds of this offering were used for the repayment of $10 million of 20% notes payable to GSL Jr., for the purchase of Microtec and for general corporate and working capital purposes.

         Beginning October 10, 1998 and continuing for a period of 30 days thereafter, each noteholder shall have the right ("First Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes held by such holder at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon. Commencing 180 days after the First Put Date and continuing for a period of 30 days thereafter, each Noteholder shall have a second right (the "Second Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes at a price equal to 115% of the principal amount thereof plus accrued and unpaid interest thereon. The purchase price for any Put Right shall be paid in four equal monthly installments on the last business day of each month commencing on the first full month following the put notice with respect to the applicable First or Second Put Right, with interest on each installment at the rate of 10% per annum. The Company shall have the right at any time from time to time commencing on October 10, 1998 to purchase 8.33% of the Notes in any one month from any holder at a call price at 112% of the principal amount, plus accrued in unpaid interest thereon provided that such call price shall be increased by 1% per month. In July 1998, holders of the Notes converted $400,000 of principal plus accrued interest into 26,780 shares of Common Stock.

         Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% convertible notes. The notes were issued in a private placement transaction to 52 accredited investors. The net proceeds from such offering were used for the expansion of inventory, the increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. The Offering, which was not conditioned on completion of the previously described offering of Notes, provided for the issuance of convertible notes containing substantially the same terms and conditions of the Notes as set forth above. The Company has registered the resale of the shares of Common Stock issuable upon conversion. In August 1998, certain holders of these notes converted $13,754,500 in principal into an aggregate of 944,476 shares of Common Stock, which included 27,509 shares as an incentive for the noteholders to convert.

         The issuance of 71,006 shares of Common Stock as incentives for the conversion of $33,754,500 of convertible notes as discussed above is anticipated to result in a charge to earnings, during the third quarter of 1998, equal to the fair market value of such shares. This charge will be offset in part by the corresponding reduction in interest payments associated with such notes. In addition, any premiums paid in connection with the put or call provisions of the convertible note discussed above may result in a charge to earnings.

         In April 1998, the Company entered into an accounts receivable financing program with TAC, an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech, may sell certain of its accounts receivable to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. See Note 3 to the Company's Consolidated Financial Statements as of June 30, 1998.

         In 1996, the Company began the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such new facility. The loan facility consists of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The credit facility is expected to cover 100% of the construction costs of the facility. In 1997, the Company suspended the ground breaking of such new manufacturing facility, but intends to restart such construction in the first half of 1999. As of December 31, 1997, the Company had a balance of $757,664 associated with such construction loan credit facility. The Company has become aware that the current leased manufacturing facility in Ilheus that it currently occupies will be available for purchase through auction and the Company is currently evaluating the purchase thereof.

         In March 1998, the Company entered into a capital lease of $1,200,000 for the acquisition of equipment. The capital lease has a term of 60 months and bears an adjustable interest rate (currently 9.9%). In July 1998, the Company entered into a capital lease of $2,900,000 for the acquisition of equipment. This capital lease has a term of 84 months and accrues interest at a fixed annual rate of 8%.

         In connection with its acquisition of Microtec in 1997, the Company recorded a provision for costs relating to the involuntary termination and relocation of Microtec employees in the amount of $1.1 million. Such provision is associated with the Company's plans to cease certain manufacturing operations at Microtec's facility and to consolidate all of the manufacturing of the Company at its facility in Bahia. As of June 30, 1998, the Company had incurred approximately $50,000 in expenses relating to such provision.

         On June 15, 1998, the Board of Directors of the Company, approved a 10% Common Stock dividend to be distributed to shareholders of record of the Company's common stock as of July 13, 1998. The Common Stock issued as a result of this stock dividend was distributed on July 27, 1998. All references in this report to the common stock of the Company and earnings per share have been recalculated to reflect the 10% dividend.

         The market for Computer products in Brazil can be affected by seasonal purchasing patterns and the general economic climate in Brazil. Accordingly, the Company's quarterly net sales and results of operations may vary significantly from quarter to quarter. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that the Company's financial results may vary materially from quarter to quarter.

Year 2000 Compliance

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts.

         The Company believes that all Company-branded hardware products shipped since January 1997 are Year 2000 compliant. Earlier Company-branded hardware products can be made Year 2000 compliant through BIOS upgrades or software supplements. In addition to internal Year 2000 software and equipment implementation activities, the Company is in contact with its suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks.

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue for its own internal information systems with a goal of having all its internal information systems Year 2000 compliant by the end of 1998.

         Through June 30, 1998, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Impact of Inflation on Results of Operations, Liabilities and Assets

         For many years prior to July 1994, the Brazilian economy was characterized by high rates of inflation and devaluation of the Brazilian currency against the U.S. Dollar and other currencies. However, since the implementation in July of 1994 of the Brazilian government's latest stabilization plan, the "Real Plan", inflation, while continuing, has been significantly reduced and the rate of devaluation has substantially diminished. The Company has assessed the movement of the Brazilian currency based upon the trading ranges stated by the policy of the Central Bank of Brazil and has been able to offset any material effects of inflation. The Company has, at times, used Brazilian Real futures and options contracts from the Chicago Mercantile Exchange in order partially to offset Brazilian currency exposure. There can be no assurance that the Real Plan will continue to be effective in combating inflation and devaluation of Brazil's currency or that the Company's assessment of the movement of Brazilian currency will be correct in the future. Inflation rates in Brazil for the years 1997, 1996 and 1995 were approximately 7.5%, 10.3% and 22%, respectively.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the six month period ended June 30, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income was not materially different from reported net income.

Foreign Currency Translation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the Brazilian currency, the Real, as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a currency exchange loss associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

                              II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Shareholders' Meeting was held on June 15, 1998. At the Annual Meeting, the Company's shareholders were asked to consider and vote upon the following matters:

         (1) The election of six members of the Company's Board of Directors to serve until the Company's 1999 Annual Meeting of Shareholders or until their successors are duly elected and qualified;
         (2) A proposal to approve an increase in the number of shares which may be granted under the Company's 1996
              Stock Option Plan from 200,000 shares to 500,000 shares; and
         (3) The ratification of the appointment of Pannell Kerr Forster PC as auditors of the Company's financial statements for the fiscal year ending December 31, 1998.

         The following six members of the Company's Board of Directors were duly elected :

           Director                   Votes For           Votes Against          Votes Withheld
-------------------------------- --------------------- --------------------- -----------------------
Georges C. St. Laurent III            9,989,825                 -                    4,200
William C. St. Laurent                9,989,125                 -                    4,900
Joseph K. Meyer                       9,990,025                 -                    4,000
H.R. Shepherd                         9,990,015                 -                    4,010
Touma Makdassi Elias                  9,989,525                 -                    4,500
William Robin Blackhurst              9,990,025                 -                    4,000

         The results of the vote on the Company's proposal to approve an increase in the number of shares which may be granted under the Company's 1996 Stock Option Plan from 200,000 shares to 500,000 shares, were as follows:

                Votes For          Votes Against        Abstentions           Not Voted
          ---------------------- ------------------- ------------------- --------------------

                9,809,487             179,888              4,650              1,261,269

         The results of the vote on the ratification of the appointment of Pannell Kerr Forster PC as auditors of the Company's financial statements for the fiscal year ending December 31, 1998, were as follows:

                Votes For          Votes Against        Abstentions           Not Voted
          ---------------------- ------------------- ------------------- --------------------

                9,975,180              13,945              4,900              1,095,576

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


Vitech America, Inc.

By: /s/  Edward A. Kelly
-----------------------------------
Edward A. Kelly
Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  August 14, 1998