Form 10-Q
period 1998-09-30
VITECH AMERICA INC
filed 1998-11-16
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 1998


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of November 13, 1998, there were 14,635,655 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  Balance Sheet

                                     Assets
                                                                                         September 30,       December 31,
                                                                                              1998               1997
                                                                                        -----------------  -----------------
                                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                                         $    8,598,441      $    22,704,632
     Accounts receivable, net                                                              33,134,021           59,137,869
     Inventories, net                                                                      59,154,112           34,347,087
        Investment in subordinated debenture, current portion                              12,300,510                    -
     Deferred tax asset                                                                       702,000              702,000
     Due from officers                                                                        199,392              370,623
     Other current assets                                                                   8,017,045            4,676,804
                                                                                    -----------------    -----------------
                  Total current assets                                                    122,105,521          121,939,015

Property and equipment, net                                                                20,786,846           12,946,523
Investment in subordinated debenture                                                        1,662,231                    -
Investments                                                                                 1,296,746            1,181,632
Goodwill                                                                                   17,485,783           17,570,705
Deferred tax asset                                                                            481,000              493,000
Other assets                                                                                4,079,830            1,374,027
                                                                                    -----------------    -----------------

                  Total assets                                                         $  167,897,957      $   155,504,902
                                                                                    -----------------    -----------------

                      Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                            $   22,722,555      $    15,482,640
     Accrued expenses                                                                       2,462,789            3,131,670
     Current maturities of long-term debt                                                     553,458              350,439
        Taxes payable                                                                       1,118,676                    -
     Short-term debt                                                                       12,335,898           20,419,169
                                                                                    -----------------    -----------------
                  Total current liabilities                                                39,193,376           39,383,918
                                                                                    -----------------    -----------------

Long-term liabilities
       Convertible notes - related party                                                            -           20,000,000
       Convertible notes                                                                   24,903,750           38,608,250
     Taxes payable                                                                            594,000              472,839
     Long-term debt                                                                         2,985,418            2,004,064
                                                                                    -----------------    -----------------
                           Total long-term liabilities                                     28,483,168           61,085,153
                                                                                    -----------------    -----------------

Commitments and contingencies

Minority interest                                                                             115,174            1,427,442
                                                                                    -----------------    -----------------

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                   -                    -
     Common stock, no par value, 30,000,000 shares authorized,
          14,635,655 and 12,175,639 shares issued and outstanding                          60,765,257           25,486,848
     Retained earnings                                                                     39,790,982           28,121,541
        Accumulated other comprehensive income (loss)                                        (450,000)                   -
                                                                                    -----------------    -----------------
                  Total shareholders' equity                                              100,106,239           53,608,389
                                                                                    -----------------    -----------------

                  Total liabilities and shareholders' equity                           $  167,897,957      $   155,504,902
                                                                                    =================    =================

See notes to financial statements

                              VITECH AMERICA, INC.
                               Statement of Income
                                   (unaudited)

                                                         Three Months Ended                         Nine Months Ended
                                                --------------------------------------
                                                                                            ----------------------------------
                                                  September 30,       September 30,          September 30,    September 30,
                                                      1998               1997                     1998              1997
                                                ------------------ -------------------      ---------------- -----------------
Net sales                                        $    47,410,603        31,270,598           $  119,821,089    $  71,607,921

Cost of sales                                         27,546,045        20,007,009               70,683,914       47,596,686
                                                ------------------ -------------------      ---------------- -----------------

         Gross profit                                 19,864,558        11,263,589               49,137,175       24,011,235

Selling, general and administrative expenses           8,798,284         5,001,365               24,944,988       10,678,699
                                                ------------------ -------------------      ---------------- -----------------

         Income from operations                       11,066,274         6,262,224               24,192,187       13,332,536
                                                ------------------ -------------------      ---------------- -----------------

Other (income) expenses
     Interest expense, net                             2,625,106         1,570,240                5,873,117        2,281,700
     Discount on sale of receivables                   1,895,834           509,104                3,475,198          802,104
     Foreign currency exchange losses                  1,842,460           345,007                3,235,811        1,615,863
                                                ------------------ -------------------      ---------------- -----------------

         Total other expenses                          6,363,400         2,424,351               12,584,126        4,699,667
                                                ------------------ -------------------      ---------------- -----------------

         Income before provision for income
          taxes and minority interest                  4,702,874         3,837,873               11,608,061        8,632,868

Provision for income taxes                               315,250           219,341                  921,810          485,374
                                                ------------------ -------------------      ---------------- -----------------

         Income before minority interest               4,387,624         3,618,532               10,686,251        8,147,494

Minority interest                                       (251,216)           40,541                 (983,191)          40,541
                                                ------------------ -------------------      ---------------- -----------------

                Net income                       $     4,638,840      $  3,577,991           $   11,669,442    $   8,106,954
                                                ------------------ -------------------      ---------------- -----------------



Net income per common share - Basic:
       Weighted common shares                         12,997,111        12,013,452               12,450,196        11,869,090
       Net income per common share               $          0.36      $       0.30           $         0.94    $         0.68
                                                ------------------ -------------------      ---------------- -----------------

Net income per common share - Assuming
dilution:
       Weighted common shares                         13,045,149        12,113,903               12,645,691        11,912,462
       Net income per common share               $          0.36      $       0.30           $         0.92    $         0.68
                                                ------------------ -------------------      ---------------- -----------------

See notes to financial statements

                              VITECH AMERICA, INC.
                             Statement of Cash Flows
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                  ---------------------------------------------
                                                                                   September 30, 1998     September 30, 1997
                                                                                  ---------------------- ----------------------
Cash flows from operating activities
     Net income                                                                     $   11,669,442           $   8,106,954
     Adjustments to reconcile net income to net cash
          provided from / (used) in operating activities
            Depreciation                                                                 1,761,863                 714,791
            Amortization of goodwill                                                       676,053                 131,248
            Minority interest                                                             (983,191)                 40,541
            Accumulated translation adjustment                                            (450,000)                      -
            Allowance for doubtful accounts                                                 46,506                 375,432
            Reserve for inventory obsolescence                                              17,204                 233,458
            Changes in assets and liabilities
              Accounts receivable                                                       12,134,298             (11,796,981)
              Inventories                                                              (24,824,229)            (15,991,702)
              Deferred tax asset                                                            12,000                 (52,000)
              Other assets                                                              (7,024,989)             (1,352,710)
              Trade accounts payable                                                     7,239,915               8,238,017
              Accrued expenses                                                            (668,881)               (202,361)
              Due from officers                                                            171,231                       -
              Income and sales taxes payable                                             2,750,782                (810,673)
                                                                                  ---------------------- ----------------------
                    Total adjustments                                                   (9,141,438)            (20,472,940)
                                                                                  ---------------------- ----------------------

                    Net cash provided from / (used) in operating activities              2,528,004             (12,365,986)
                                                                                  ---------------------- ----------------------
Cash flows from investing activities
     Purchases of property and equipment                                                (8,422,186)             (3,818,511)
     Payment for business acquisition                                                     (591,906)             (4,003,000)
     Other investments                                                                    (115,114)                (31,939)
                                                                                  ---------------------- ----------------------
                    Net cash used in investing activities                               (9,129,206)             (7,853,450)
                                                                                  ---------------------- ----------------------
Cash flows from financing activities
     Net (payments)/proceeds under short-term bank borrowings                           (5,829,497)              2,474,969
     Net payments of taxes payable                                                        (472,839)               (374,486)
     Payment of note payable for business acquisition                                   (2,231,250)             (1,487,500)
     Proceeds from issuance of convertible note                                            450,000                       -
     Proceeds from note payable - related party                                                  -               6,474,942
     Proceeds from issuance of convertible note - related party                                  -              15,000,000
     Net proceeds of notes payable                                                         454,688                 125,300
     Net proceeds from sale of common stock                                                123,909                  60,000
                                                                                  ---------------------- ----------------------
                    Net cash provided by financing activities                           (7,504,989)             22,273,225

                                                                                  ---------------------- ----------------------
                    Net increase in cash and cash equivalents                          (14,106,191)              2,053,789

Cash and cash equivalents - beginning of period                                         22,704,632               1,757,731
                                                                                  ---------------------- ----------------------
Cash and cash equivalents - end of period                                           $    8,598,441           $   3,811,520
                                                                                  ---------------------- ----------------------

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                               $   12,635,058           $   2,569,927
                                                                                 ----------------------- ----------------------
         Income taxes                                                               $      217,168           $     644,434
                                                                                 ----------------------- ----------------------

Supplemental schedule of non-cash investing and financing activities
     Investment in property equipment through financing  agreements                 $    1,180,000           $           -
                                                                                 ----------------------- ----------------------

See notes to financial statements

                              Vitech America, Inc.
                          Notes to Financial Statements
                               September 30, 1998

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended September 30, 1998 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three month period and the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements for 1998 and 1997 include the accounts of the Company and its subsidiaries. All of the Company's sales are concentrated in Brazil. The Company had one customer that accounted for in excess of 5% of sales during the nine month period ended September 30, 1998. During the nine month period ended September 30, 1997, approximately 25% of the Company's sales were to two unrelated customers.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                               ----------------------------------      ---------------------------------
                                                    1998               1997                 1998              1997
                                               ---------------    ---------------      ---------------    --------------
   Net income for basic and diluted
     income per common share                    $  4,638,840       $   3,577,991        $  11,669,442      $  8,106,954
                                               ---------------    ---------------      ---------------    --------------

   Weighted average number of shares
     for basic income per share                   12,997,111          12,013,452           12,450,196        11,869,090

   Dilutive securities:
       Stock options                                  34,350              71,819              151,542            30,650
       Warrants                                       13,688              28,632               43,953            12,722
                                               ---------------    ---------------      ---------------    --------------

   Weighted average number of shares
     for diluted income per share                 13,045,149          12,113,903           12,645,691        11,912,462
                                               ---------------    ---------------      ---------------    --------------

   Net income per common share:
       Basic                                    $       0.36       $        0.30        $        0.94      $       0.68
       Diluted                                  $       0.36       $        0.30        $        0.92      $       0.68

The effects on earnings per share of the $24,903,750 aggregate principal amount of 10% convertible notes would have been antidilutive and therefore are not included in the computations.

For the three month period and the nine month period ended September 30, 1998, there were 4,438,999 outstanding stock options and 271,087 warrants not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. For the three month period and the nine month period ended September 30, 1997, there were 3,305,999 outstanding stock options and 241,387 warrants not included in the computation of diluted earnings per share of common stock because the options and warrants' exercise prices were greater than the average market price of the common shares.

Note 4 - Accounts receivable
----------------------------

Accounts receivable consisted of the following:

                                                                 September 30,
                                                                      1998
                                                               -----------------

             Trade accounts receivable                         $    35,366,237
             Allowance for doubtful accounts                        (2,232,216)
                                                               -----------------
                     Total                                     $    33,134,021
                                                               -----------------

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

During the nine month period ended September 30, 1998, the Company completed the sale of an aggregate amount of approximately $106 million of its accounts receivable to TAC at a discount of approximately $4.8 million for cash and a subordinated note. The subordinated note is a revolving non-interest bearing bearer note.

There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The Company serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the relevant repurchase date, the Company shall be required to deposit, within twenty-four
(24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, there is a contingent liability in the amount of approximately $61 million which represents the balance as of September 30, 1998, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

Note 5 - Inventories
--------------------

Inventories are summarized as follows:
                                                                  September 30,
                                                                      1998
                                                               -----------------

         Consigned inventories                                  $    4,664,706
         Finished goods                                             16,458,098
         Work in process                                             3,973,797
         Components in the factory                                  18,034,379
         Components in transit  (a)                                 16,556,790
                                                               -----------------
                                                                    59,687,770
         Allowance for obsolescence                                  (533,658)
                                                               -----------------
                 Total                                          $   59,154,112
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

Note 7 - Comprehensive Income
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the nine month period ended September 30, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the three month period and nine month period ended September 30, 1998, comprehensive income was not materially different from reported net income.

Note 8 - Note Conversion
--------------------------

During the quarter ended September 30, 1998, the Company issued an aggregate amount 2,430,316 shares of Common Stock upon conversion of $ 34.2 million of principal amount of 10% convertible notes. The Company has registered the resale of the shares of common stock issuable upon conversion of such 10% convertible notes.

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

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of income as a percentage of the Company's consolidated sales:

                                                        Three Months Ended                    Nine Months Ended
                                                        ------------------                    -----------------
                                                 September 30,     September 30,      September 30,      September 30,
                                                 -------------     -------------      -------------      -------------
                                                      1998              1997               1998               1997
                                                      ----              ----               ----               ----
         Net sales                                    100%              100%               100%               100%
         Cost of sales                                58.1              64.0               59.0               66.5
         Gross profit                                 41.9              36.0               41.0               33.5
         Selling, general and
           administrative expenses                    18.6              16.0               20.8               14.9
         Income from operations                       23.3              20.0               20.2               18.6
         Interest and financing expense                9.5               6.6                7.8                4.3
         Foreign currency exchange losses              3.9               1.1                2.7                2.3
         Net Income                                    9.8              11.4                9.7               11.3

         Net sales increased by $16,140,005, or approximately 52%, to $47,410,603 for the third quarter of 1998 as compared to $31,270,598 for the third quarter of 1997. For the nine month period ended September 30, 1998, net sales increased by $48,213,168, or approximately 67%, to $119,821,089 as compared to $71,607,921 for the nine month period ended September 30, 1997. For the nine month period ended September 30, 1998, the Company sold approximately 73,000 units as compared to approximately 42,000 units during the nine month period ended September 30, 1997. Such increase in sales was primarily attributable to the acquisition of Microtec Sistema Industria e Comercio S.A. ("Microtec"), increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new channels and into new markets. The acquisition of Microtec, which was completed in July 1997 and accounted for under the purchase method of accounting, has enabled the Company to expand into the corporate and governmental markets offering complete integrated solutions from high-end network servers to low-end workstations. Additionally, the acquisitions of two retail and distribution operations in the fourth quarter of 1997 strengthened the Company's direct relationship with end-users in the consumer market.

         Cost of sales during the third quarter of 1998 were $27,546,045, representing 58.1% of sales during the period, as compared to $20,007,009 for the third quarter of 1997, representing 64% of sales for the period. Cost of sales during the nine month period ended September 30, 1998 were $70,683,914, representing 59% of sales during the period, as compared to $47,596,686 for the nine month period ended September 30, 1997, representing 66.5% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter and nine month period ended September 30, 1998, when compared to the quarter and nine month period ended September 30, 1997, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. The decrease was also attributable to the Company's product mix. As the Company has expanded into the corporate and governmental markets with integrated network solutions, there were a higher percentage of servers and networking products, which have a higher margin, included in its sales mix. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, personal computers. The Company phased out the contract manufacturing of consumer manufacturing in July 1997, and as a result, none of the sales during the nine month period ended September 30, 1998 resulted from such business. During the nine month period ended September 30, 1997, approximately 20% of the Company's sales resulted from the contract manufacturing of consumer electronics.

         Selling, general, and administrative expenses increased by $3,796,918, or approximately 76%, to $8,798,284 for the third quarter of 1998 as compared to $5,001,366 for the third quarter of 1997. For the nine month period ended September 30, 1998, selling, general, and administrative increased by $14,266,289, or approximately 134%, to $24,944,988 as compared to $10,678,699 for the nine month period ended September 30, 1997. The increase was primarily attributable to the acquisition of Microtec and to the increased costs associated with expanding the Company's manufacturing capacity as well as the increase in operating expenses required to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 18.6% for the quarter ended September 30, 1998, compared to 16% for the quarter ended September 30, 1997. Such increase was primarily attributable to the acquisition of Microtec and the incorporation of its general and administrative expenses into the Company's operations which more than offset the Company's increases in sales. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy and the increased operating expenses associated with selling higher end integrated networking systems. While the level of these expenses in future years can not be predicted and is dependent in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $4,804,050, or approximately 77%, to $11,066,274 for the third quarter of 1998 as compared to $6,262,224 for the third quarter of 1997. For the nine month period ended September 30, 1998, income from operations increased by $10,859,651, or approximately 81%, to $24,192,187 as compared to $13,332,536 for the nine month period ended September 30, 1997. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 20.2% for the nine month period ended September 30, 1998 from 18.6% for the nine month period ended September 30, 1997. This increase was primarily attributable to the aforementioned decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense increased by $2,441,596, or approximately 117%, to $4,520,940 for the third quarter of 1998 as compared to $2,079,344 for the third quarter of 1997. For the nine month period ended September 30, 1998, interest and financing expense increased by $6,264,511, or approximately 203%, to $9,348,315 as compared to $3,083,804 for the nine month period ended September 30, 1997. This increase was primarily attributable to the Company's increased use of debt financing and the discounted sale of accounts receivable to support its working capital needs. Additionally, interest and financing expense for the third quarter and nine month period ended September 30, 1998 includes a non-recurring charge of $1,000,000 associated with the additional shares given as an incentive for certain holders of convertible notes to convert their notes early into the Common Stock of the Company during the third quarter of 1998. See "Liquidity and Capital Resources".

         During the nine month period ended September 30, 1998, the Company experienced a foreign currency exchange loss of $3,235,811 from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $1,615,863 during the nine month period ended September 30, 1997. At September 30, 1998, the Commercial Market Rate for the Real was R$1.1856 per US$1.00 as compared to R$1.1164 per US$1.00 at December 31, 1997.

         Net income increased by $1,060,849, or approximately 30%, to $4,638,840 for the third quarter of 1998 as compared to $3,577,991 for the third quarter of 1997. For the nine month period ended September 30, 1998, net income increased by $3,562,488, or approximately 44%, to $11,669,442 as compared to $8,106,954 for the nine month period ended September 30, 1997. The increase in net income was primarily attributable to the aforementioned increase in income from operations which more than offset increases in interest and financing expense and foreign currency exchange losses. Net income as a percentage of sales decreased to 9.7% for the nine month period ended September 30, 1998 from 11.3% for the nine month period ended September 30, 1997. This decrease was primarily attributable to the increases in interest and financing expense as a percentage of sales and foreign currency exchange losses as a percentage of sales which more than offset the increase in income from operations as a percentage of sales.

         Net income per common and common share equivalent, assuming dilution, increased by $0.06, or 20%, to $0.36 for the third quarter of 1998 as compared to $0.30 for the third quarter of 1997. For the nine month period ended September 30, 1998, net income per common and common share equivalent, assuming dilution increased by $0.24, or approximately 35%, to $0.92 as compared to $0.68 for the nine month period ended September 30, 1997.

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

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. During the nine month period ended September 30, 1998, the Company used cash generated from operations, short-term bank borrowings, and accounts receivable financing to finance its working capital needs.

         At September 30, 1998, the Company had a working capital surplus of $82,912,145 compared to $82,555,097 at December 31, 1997. This increase in working capital was primarily attributable to the increased levels of inventory and decreased level of short-term debt which more than offset the increases in trade accounts payable.

         Net cash generated by operating activities for the nine month period ended September 30, 1998 was $2,528,004 as compared to $12,365,986 in cash used by operating activities during the nine month period ended September 30, 1997. The increase in cash generated was primarily attributable to the increases in net income and the sale of accounts receivable to TAC, which more than offset the increases in inventories and other assets.

         Net cash used in investing activities was $9,129,206 for the nine month period ended September 30, 1998. Such use of cash was primarily related to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity, the purchase of computer hardware and software to support the Company's management information system and the acquisition of facilities.

         Net cash used in financing activities was $7,504,989 for the nine month period ended September 30, 1998 and resulted primarily from repayment of short-term borrowings at various banks in Brazil and the repayment of a note payable for the acquisition of Microtec.

         The Company has a revolving line of credit in the amount of $4,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. Such line consists of $3,000,000 for working capital and $1,000,000 for trade finance used to support letters of credit which the Company may issue to secure purchase obligations. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at the rate of 8.75% and terminates in June 1999. As of September 30, 1998, there was $2,800,000 owed under this facility. As of September 30, 1998, the Company had approximately $9,200,000 in short-term borrowings from various banks in Brazil with rates of interest averaging 1.5% per month and maturing on a revolving basis through June 1999.

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

         Beginning October 10, 1998 and continuing for a period of 30 days thereafter, each holder fo the Notes shall have the right ("First Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes held by such holder at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon. Commencing 180 days after the First Put Date and continuing for a period of 30 days thereafter, each holder of the Notes shall have a second right (the "Second Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes at a price equal to 115% of the principal amount thereof plus accrued and unpaid interest thereon. The purchase price for any Put Right shall be paid in four equal monthly installments on the last business day of each month commencing on the first full month following the put notice with respect to the applicable First or Second Put Right, with interest on each installment at the rate of 10% per annum. The Company shall have the right at any time from time to time commencing on October 10, 1998 to purchase 8.33% of the Notes in any one month from any holder at a call price of 112% of the principal amount, plus accrued in unpaid interest thereon provided that such call price shall be increased by 1% per month. In July 1998, holders of the Notes converted $400,000 of principal plus accrued interest into 26,780 shares of Common Stock. On October 31, 1998, the Company called and repurchased an aggregate principal amount $1,632,680 of the Notes at a call price of 112% of the principal amount. On October 31, 1998, the holders of the Notes exercised their First Put Right and requested the Company to repurchase the remaining aggregate principal amount of $17,967,320 of the Notes at a put price equal to 110% of the principal amount. In accordance with the terms of the Notes, the Company plans to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum.

         Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% convertible notes. The notes were issued in a private placement transaction to 52 accredited investors. The net proceeds from such offering were used for the expansion of inventory, the increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. The Offering, which was not conditioned on completion of the previously described offering of Notes, provided for the issuance of convertible notes containing substantially the same terms and conditions of the Notes as set forth above. The Company has registered the resale of the shares of Common Stock issuable upon conversion. In July 1998, certain holders of these notes converted $13,754,500 in principal into an aggregate of 944,476 shares of Common Stock, which included 27,509 shares as an incentive for the noteholders to convert. On October 1, 1998, holders of an aggregate principal amount of $913,750 of such notes exercised their right to request the Company to repurchase their notes at a price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company plans to pay for the repurchase of the notes in four equal monthly installments, with interest on each installment accruing at the rate of 10% per annum.

         The issuance of 71,006 shares of Common Stock as incentives for the conversion of $33,754,500 of convertible notes as discussed above resulted in a charge to earnings in the amount of $1 million, which is included in interest expense for the third quarter of 1998. In addition, any premiums paid in connection with the put or call provisions of the convertible note discussed above will result in a financing expense for the Company of approximately $2.1 million.

         In April 1998, the Company entered into an accounts receivable financing program with TAC, an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech, may sell certain of its accounts receivable to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. See Note 3 to the Company's Consolidated Financial Statements as of September 30, 1998.

         In 1996, the Company began the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such new facility. The loan facility consists of a working capital line of credit of approximately $785,000 and a construction loan credit facility of approximately $2,619,000. The credit facility is expected to cover 100% of the construction costs of the facility. In 1997, the Company suspended the ground breaking of such new manufacturing facility, but intends to restart such construction in the first half of 1999. As of September 30, 1998, the Company had a balance of $713,321 associated with such construction loan credit facility. The Company has become aware that the current leased manufacturing facility in Ilheus that it currently occupies will be available for purchase through auction and the Company is currently evaluating the purchase thereof.

         In March 1998, the Company entered into a capital lease of $1,200,000 for the acquisition of equipment. The capital lease has a term of 60 months and bears an adjustable interest rate (currently 9.9%). In July 1998, the Company entered into an operating lease of $2,900,000 for the acquisition of equipment. This capital lease has a term of 84 months and accrues interest at a fixed annual rate of 8%.

         In connection with its acquisition of Microtec in 1997, the Company recorded a provision for costs relating to the involuntary termination and relocation of Microtec employees in the amount of $1.1 million. Such provision is associated with the Company's plans to cease certain manufacturing operations at Microtec's facility and to consolidate all of the manufacturing of the Company at its facility in Bahia. As of September 30, 1998, the Company had incurred approximately $375,000 in expenses relating to such provision.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue for its own internal information systems with a goal of having all its internal information systems Year 2000 compliant by the end of 1998. After evaluation of the responses from suppliers and the internal workforce, the Company will prepare a contingency plan to mitigate such Year 2000 issues if necessary.

         Through September 30, 1998, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the nine month period ended September 30, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income was not materially different from reported net income.

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

                              II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 28, 1995, Meris Financial Incorporated ("Meris") entered into a Loan Agreement with the Company pursuant to which Meris made available a loan to the Company in the principal amount of US$ 2,000,000. The loan was to mature on October 28, 1997 and bore interest at a rate of 12% per annum payable monthly. The loan was secured by the assets of the Company exclusive of inventory and receivables. In connection with the loan, Meris received a guarantee by Georges St. Laurent III and William C. St. Laurent, the President and Chief Operating Officer of the Company, and his wife, Wendy St. Laurent, a stock pledge agreement by such parties, a collateral assignment of various rights of the St. Laurents as well as assignments of life insurance policies on the lives of Messrs. St. Laurent and St. Laurent. The note was convertible into approximately 4.7% of the shares of Common Stock. In addition, certain options were provided to Meris which afforded them the right to purchase up to an aggregate of 5% capital stock interest in the Company. On July 20, 1996, the Company and Meris entered into an Amendment of such Loan Agreement pursuant to which the Company was obligated to make principal and interest payment during the period between July 20, 1996 and by November 1, 1996, with the remaining principal balance to be paid on November 1, 1996. In connection with the Amendment, the conversion rights provided by the Note and the options were cancelled provided all payments of principal and interest under the Note are made as set forth above. The Company made all payments in accordance with such Amendment and on October 30, 1996, repaid the note in full. In February of 1998, Meris filed a UCC-3 in favor of the Company releasing any claim that Meris had on the assets of the Company as a result of a UCC-1 filed when Meris entered into the Loan Agreement with the Company.

         In October 1996, Meris had advised the Company that, irrespective of the Amendment, it believed it had certain rights to an equity ownership position in the Company. In June 1998, Meris filed a law suit with the United States District Court in Arizona affirming such claim against the Company. While the Company believes such claims are without merit, Georges C. St. Laurent III and William C. St. Laurent have agreed to settle such equity claims, should the need arise, from their personal share holdings. Any expense associated with defending such a claim will be incurred as an expense by the Company. Meris is not an affiliate of the Company.

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

Date:  November 13, 1998