Form 10-K
period 1998-12-31
VITECH AMERICA INC
filed 1999-04-15
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                         Commission File Number 0-21369


                               VITECH AMERICA, INC
             (Exact name of registrant as specified in its charter)


       FLORIDA                                              65 041 9086
------------------------                              ------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was approximately $25 million.

         As of March 31, 1999 there were 14,635,655 shares of the Common Stock of the Company, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's Proxy Statement to be filed for the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

The Company

         Vitech America, Inc. and subsidiaries (the "Company") are engaged in the manufacture and direct marketing of PCs and related products, business systems integration products and turn-key business solutions, as well as the financing of the purchase thereof, in the Federal Republic of Brazil. The Company's principal operations are conducted in Brazil by its Brazilian subsidiaries. The parent company, Vitech America, Inc., is based in Miami, Florida and sources components in the United States and throughout the world and engages in the distribution of those components to its subsidiaries' manufacturing operations in Brazil. Substantially all of the Company's revenues have been recognized in Brazil by the Company's subsidiaries. The Company's products, which include desktop PCs, notebooks, workstations, network servers, peripherals, software, business systems integration products and turn-key business solutions, are marketed under brand names owned or licensed by the Company directly to end-users through a variety of channels in the Brazilian marketplace. In addition, the Company maintains an engineering support service dedicated to assisting customers in effecting networking and systems integration solutions, and to providing technical support to the end-users of the Company's products.

Industry Overview

         With a population of 160 million people and a GDP of over $750 billion, Brazil is the fifth largest country in the world (by population) and the largest in Latin America, measured by both its population and the size of its economy. As a result of the increasing stability of the economy and the growth of a middle class in Brazil, demand for PCs and business systems integration products in Brazil has increased significantly over the last five years. Prior to 1993, the market for computer products in Brazil was closed to foreign competition, protected from foreign imports and reserved for Brazilian companies. During this period of protection, the demand for computers was left largely unfulfilled, resulting in pent-up demand for computers and other technology products. In 1993, with the opening of the market to foreign competition and the continued expansion of the middle class, the market for computers in Brazil expanded at the average annualized rate of approximately 30% on a unit basis through 1998. The Company believes that the market for PCs and business systems integration products in Brazil is expected to continue to for at least the next 5 years.

         The market for computer products in Brazil is challenged by a basic lack of infrastructure which prevents the pure "U.S. style" build-to-order tele-marketing model or "PCs by mail" model from being an efficient distribution strategy for Brazil. With the direct sales model in the United States, a customer sees an advertisement in a periodical or on television, calls the manufacturer or marketer, gives a credit card number, and the machine is shipped direct via express freight within several days. In Brazil, there are several infrastructure barriers which prevent the pure U.S. model from being successfully implemented, including:

o Telecommunications. The telecommunication infrastructure in Brazil is both inefficient and underdeveloped. With only approximately 12 million telephone lines for the 160 million inhabitants in Brazil, the lack of telephone lines is a primary barrier for direct selling in Brazil. This barrier makes it challenging for a seller of information technology solutions to maintain the necessary relationships with end-users from a single centralized location.

o Consumer Credit. The lack of available credit to consumers is a significant barrier for selling PCs in the consumer markets. There is very low penetration of credit cards in Brazil, and even less penetration with sufficiently high credit limits to allow the purchase of major items such as PCs. In addition, there is a lack of a central credit-reporting bureau which encompasses factors relating to an individual's credit history which would allow for a rapid and high-quality credit decision in light of the lack of credit cards.

o Low installed base of PCs. The installed base of PCs in Brazil is approximately 40 per 1,000 inhabitants, as compared to approximately 550 per 1,000 in the U.S. and approximately 160 per 1,000 in the countries of Southern Europe. With such a low installed base, the majority of the growth of PC sales in Brazil is coming from the first time PC buyer as opposed to the U.S. where the majority of the growth is coming from the second or third generation PC buyer. First time PC buyers generally require more "hand-holding" at the time of sale in order to get comfortable with the purchase. Direct personal contact at retail shops or by internal sales persons and external representatives through office or home visits allows the Company to overcome this barrier. As the market develops, and the installed base increases, and as credit cards become more widely used, the pure "U.S. style" build-to-order tele-marketing model will become more successful in Brazil. The Company allocates sales and marketing resources on each of its channels according to their relative success in generating sales. In the future, as one channel such as telemarketing becomes more effective, the Company will allocate more resources to that effort.

o Logistics. The underdeveloped transportation infrastructure and the bureaucratic importation processes in Brazil pose a logistical challenge for operating in the Brazilian market. Due to the geographic size of Brazil and its transportation infrastructure, there are not efficient express delivery services available for delivering products to customers from a centralized distribution point. Additionally, since principally all of the Company's components for its products are sourced directly from component manufacturers located in the U.S. and in Asia, the transit times and the bureaucratic importation procedures make it very difficult to operate a just-in-time manufacturing operation.


Company Strengths

         The Company believes that it is particularly well-positioned to capitalize upon the anticipated growth in Brazil based upon:

o The Company's significant experience in the Brazilian market, including substantial managerial participation by Brazilian nationals at all levels of the organization. The Company has successfully used Brazilian nationals to assist in the adaptation of the direct selling model for the infrastructure realities of Brazil.

o The Company's knowledge of prevailing customs, importation practices, technology and labor bases, regional and national tax policies, marketing dynamics, and economic conditions in Brazil.

o The Company's low-cost manufacturing and quality engineering capabilities in Brazil. As the market becomes more efficient in Brazil, the Company believes that its dedication to a low-cost quality manufacturing operation will become an increasingly important competitive advantage for the Company.

o The Company's national direct distribution network in Brazil, which enables the Company to maintain a direct relationship with the end-user in Brazil, thus overcoming significant infrastructure barriers.

o The Company's ability to provide installment financing alternatives to customers and generate quality consumer receivables through its established credit policies and procedures. The Company believes that this program augments its direct relationship with the end-users of its products and enables it to expand the market for its products by overcoming a significant barrier in the market.

o The Company's strong base of corporate and governmental customers resulting from its acquisition of Microtec Sistemas Industria e Comercio S.A. ("Microtec") in July 1997. The Company's penetration into these markets has allowed it to diversify its sales and has provided additionally opportunity for expanding sales in these markets with the Company's business systems integration solutions.

o The Company's ability to integrate acquisitions as part of its growth strategy. To date, the Company has successfully integrated acquisitions that complement the Company's business strategy.

Business Strategy

         The Company's business strategy comprises the following:

o Direct Marketing. The Company's strategy is centered around attaining a direct relationship with the end-users of its products through various channels including commissioned sales agents, Company owned retail outlets, focused account teams in government and corporate markets, telemarketing, and internet commerce. The Company believes that this strategy offers several competitive advantages. First, the direct sales strategy helps the Company maintain competitive pricing by avoiding the additional markups and inventory carrying and occupancy costs associated with traditional third party distribution and retail channels. Second, working directly with end-users promotes customer loyalty and fosters brand awareness. Third, the direct end-user relationships allow the Company to maintain, monitor and update database information about customers and their current and future products and service needs, which can be used to shape future product offerings and support services.

o Brand Development. The Company intends to continue to develop its brand and trade names in support of its direct marketing efforts. The Company believes that such efforts will enhance the awareness of the Company's products among the end-users of information technology and enable the Company to expand the penetration of its products.

o Consumer Financing. The Company believes that its ability to provide financing arrangements for its customers has enabled it to expand its market penetration by overcoming a significant infrastructure barrier in Brazil. The Company also believes its consumer financing program enhances the Company's direct relationship with the consumer and provides a competitive advantage.

o Systems Integration. The Company is dedicated to expanding its market by providing integrated turn-key business solutions (including computer hardware, software, networking, and support services) for its corporate and government customers. In doing so, the Company seeks to widen its market in Brazil from the estimated $2.5 billion annual market for PCs to the estimated $8 billion annual market for all information technology expenditures.

o Leading-Edge Technology. The Company is dedicated to providing leading-edge information technology solutions to its customers. The Company has established non-exclusive strategic relationships with the world's leading information technology developers, including Intel Corp., Microsoft and Cisco Systems. The Company is currently one of 25 "Vendors of Choice" for Intel in the world. The Company is one of two companies in Brazil which, in addition to being a direct Original Equipment Manufacturer ("OEM") supplier of Microsoft products, is a Microsoft Solutions Provider for database, network and connectivity solutions utilizing Microsoft technology. The Company has recently established an international service provider relationship with Cisco to represent Cisco products in the Brazilian market. The Company believes that these relationships, together with market information obtained from its direct relationship with end-users, will continue to allow the Company to bring leading-edge technology to the Brazilian market on a timely basis.

o Acquisitions. In an effort to continue to grow its market penetration in Brazil and elsewhere, the Company will continue to look for strategic acquisition candidates that complement the Company's strategy.

o New Market Expansion. The Company's growth initiatives include identifying other countries that have similar infrastructure characteristics to the Brazilian market. The Company believes that there are opportunities for adaptation of the Company's business model in the countries of Argentina, Paraguay, and Uruguay, which, together with Brazil, make up the Mercosul trade region.

         In July 1997, the Company acquired 94.4% of the outstanding capital stock of Microtec. Based in Sao Paulo, Brazil, Microtec is engaged in the manufacture and sale of PCs and servers in Brazil. Microtec sells directly to corporate and government clients and through a nationwide network of over 300 channel partners who represent Microtec's products. Microtec participates heavily in all levels of governmental bids and public solicitations in Brazil. As the oldest computer manufacturer in Brazil (founded in 1983), Microtec has established a brand name recognized for quality products and services in the Brazilian market. Microtec has extensive experience in the engineering and design of PCs, and its facility has been granted ISO-9001 process certification as well as other technical and quality certifications necessary to compete in governmental bids and public solicitations in Brazil. With a nationwide network of technical assistance and service centers, Microtec has one of the most extensive post-sale support systems in Brazil. With Microtec's strong penetration in the corporate and government markets and the Company's prior strength in the consumer market, the acquisition has enabled the Company to broaden its customer base and diversify its sales. In September of 1998, the Company acquired an additional 4.1% of the outstanding capital of Microtec to bring the Company's total ownership up to 98.5%.

         In furtherance of its business strategy to develop direct relationships with the end-users of its products, the Company acquired a majority interest in Tech Shop Holdings, USA, Inc., the parent of Tech Shop, Ltda. and Tech Stock, Ltda. ("Techshop"), located in Belo Horizonte, Brazil, in November 1997. During the same month, the Company also acquired a majority interest in Recife Holdings, USA, Inc., the parent of Rectech-Recife Tecnologia, Ltda. ("Rectech"). The operations of Techshop and Rectech include regional distribution and retail sales of computers and related equipment in the corporate and consumer markets in Brazil. The companies are well suited to the Company's strategy of selling directly to individual consumers as well as corporate clients and governmental entities, and these subsidiaries add strength to the Company's direct marketing and support services in the central and northeastern regions of Brazil. In December of 1998, the Company increased its ownership position of Techshop and Rectech to 99%.

Products

Computer Systems

         The market for the sale of computer products is significant and growing in Brazil, reflecting an increasing demand for PCs and related products. Until 1993, the market for computer products in Brazil was closed to foreign competition, protected from foreign imports and reserved for Brazilian companies. During this period of protection, the demand for computers in Brazil was left largely unfulfilled, resulting in pent-up demand for computers and other technology products. In 1993, however, import restrictions were lifted resulting in the expansion, at an annualized rate in excess of 30%, of the market for computers in Brazil. The Company, as a vertically integrated computer manufacturer and direct marketer based in Brazil, has established a full line of computer products using Intel processors and Microsoft Windows software, from low-end workstations to high-end multimedia workstations and powerful multi-processor servers, in order to meet the increasing demand in Brazil for information technology solutions. The Company's products include desktop PCs, notebooks, workstations, network servers, peripherals, software, business systems integration equipment and turn-key business solutions. The Company offers its products under the Vision, Mythus, Quest, Spalla and Vesper names.

Business Systems Integration; Client-Server Applications

         The Company has created a family of products and services in response to the need for client-server distributed computing solutions in Brazil. The Company offers a range of powerful symmetrical multi-processor super-servers. The Company markets a full line of local area network and wide area network parts, including bridges, multiplexors, DSU/CSU, buffers, modems, bridges, routers and wide area networks for system integrators and their customers. As a developing country migrating from a mainframe system-dominant environment, Brazil has a large demand for distributed computing solutions through the establishment of client-server networks in an effort to become more competitive in the world markets. Many of the Company's system integration customers do not yet have the expertise to design complex systems. In response, the Company assembled its own dedicated business systems integration team that supplies technical expertise to design turn-key business solutions including local area network or wide area network systems for the Company's corporate and governmental customers.

Customer Financing

         Financing is an important component of the Company's operations. Before extending credit to a prospective customer, the Company thoroughly analyzes the credit history and ability to pay of such prospective customer. The Company only extends credit after performing such credit analysis with respect to each prospective customer on a case-by-case basis. The Company has developed specific credit analysis procedures with respect to each individual, business and government customer.

         All installment sales to individual customers are conducted in accordance with a credit manual (the "Credit Manual") that has been developed by the Company based upon the Company's experience in the Brazilian market. The Credit Manual sets forth guidelines and procedures for gathering and confirming information related to a prospective customer and his, her or its credit history, and for deciding whether and in what amounts to extend credit to such customer.

         Certain procedures must be followed before the Company may extend credit. Individuals wishing to make a purchase utilizing installment sale agreements must fill out a standard form wherein the applicant must specify certain information, including income, taxpayer registration number, address and age. The Company also requires that the applicant provide bank references in the application form. In addition to the information provided in the application, the Company requires the applicant to provide proof of income or employment, residence and the identity information issued by the Brazilian government. The Credit Manual also provides for alternative requirements based on the applicant's profession and income stream. No credit will be extended to individuals under the age of 21, or to any applicant that does not produce evidence that he or she has been employed in the same job and has resided in the same place for at least one year.

         Business entities seeking to finance the purchase of computers and related products are subject to a credit analysis similar to that undergone by individual consumers. As with individual consumers, credit applications are processed and reviewed directly by the Company in accordance with the Credit Manual. Business customers seeking to make a purchase on credit are required to fill out a standard form in which they must disclose organizational information, such as the nature of business, taxpayer registration number, commercial and banking references and business address. Furthermore, business customers must also submit copies of various documents to be examined by the credit analysts, such as financial statements, corporate organizational documents and taxpayer registration card.

         Information about individual and business customers' credit history is obtained in several ways. The credit analyst will verify the accuracy of the information provided by the individual or business in the application. Further, the credit analyst will consult with the local office of the Sistema de Protecao ao Credito ("SPC"), a credit history database organized by commercial associations throughout Brazil containing information on local sales. The credit analyst will also consult SERASA, a centralized database developed by Brazilian financial institutions that gathers credit history information obtained through banks, notaries and some commercial associations. To date, however, there is no centralized credit history database in Brazil that gives a complete picture of a customers' overall credit history, nor is there any means in Brazil for independently verifying a consumer's level of indebtedness.

         After the information provided by an individual consumer or business customer has been verified, a credit analyst will have to prepare a report indicating whether or not credit should be extended to the prospective client. Depending on the amount of credit being sought by a client, it may be extended directly by the analyst or it may require additional review by a senior analyst or a credit committee consisting of senior management.

         According to Brazilian law, most of the purchases made by governmental entities must be conducted through a bidding process. The Company is an active participant in bidding processes in order to obtain contracts with governmental entities. Due to the fact that each bidding process is conducted in connection with a specific invitation to bid, the decision to extend credit to such a governmental entity and, thus, to present a bid proposal, will vary from case to case. Because credit history databases generally do not provide extensive credit information on governmental entities, prior to the presentation of the bid proposal, the Company will often informally exchange credit information with companies that had previously extended credit to the governmental entity conducting the bidding process. Depending on the type of governmental entity, some limited credit history information may also be available through SERASA. Finally, the Company will examine whether the payments to be made as a result of the bidding process are to be included in the budget of such a governmental entity. The Company will not extend credit to a governmental entity if the budget of such entity does not expressly include the payments under the bidding process.

Logistics and Materials Management

         Virtually all of the products that the Company purchases are received and consolidated in containers at the Company's U.S. facility for sea or air freight to the Company's facilities in Ilheus or Salvador, Brazil. These destinations contain deep-water ports with modern handling and storage facilities. The Company is highly-sophisticated in Brazilian customs matters and is knowledgeable in producing appropriate documentation to expedite customs clearance and importation of components. Upon receipt in Brazil, the goods are expedited through customs by Company personnel so that goods spend a minimum amount of time at the port facility. The Company maintains a fleet of eight tractor-trailers and a larger fleet of vans and trucks for final delivery to the Company's distribution points and to end-users.

         Operating in the Brazilian market requires dedicated logistics and materials handling experience in order to overcome the infrastructure challenges of Brazil and in order to take advantage of the tax incentives afforded to local manufacturers. The Company maintains an integrated manufacturing requirements planning system in order to achieve the Company's objective of fulfilling its manufacturing needs while optimizing its investments in inventory. The Company sources components directly from major technology manufacturers and distributors in Asia and the United States. Components are then shipped to the Company's manufacturing facilities in Brazil on a coordinated basis to allow production goals to be met in accordance with its sales objectives. The Company's material requirements planning system allows it to track and control components throughout the entire procurement process.

Engineering and Manufacturing

         The Company has an experienced engineering department comprised of 20 engineers at its facilities in Brazil. The engineering department is responsible for designing products, producing the technical specifications for components required for manufacture, training personnel, line engineering, and quality control/quality assurance programs. The engineering group constructs the bill of materials of components that are required for manufacture and designs the manufacturing line so that the tasks can be undertaken reliably within the capabilities of the Company's specially trained labor force. The group also supports the sales force and is responsible for the design of local area network or wide area network systems for the Company's customers and their end users.

         The Company's manufacturing facilities consist of a modern 160,000 square-foot leased facility in Ilheus. Management believes that these facilities will allow the Company to continue to operate at its anticipated capacity levels for at least the next 12 months. In 1996, the Company began the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus. In 1997, the Company suspended the ground breaking of the new manufacturing plant, and is currently reevaluating such construction and whether or not it purchases its present facility in Ilheus. The 160,000 square-foot leased facility in Ilheus that the Company currently occupies may be available for purchase through auction and the Company is currently evaluating the purchase thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and See "Item 2. Properties".

Work Force and Training Program

         The Company has elected to locate its principal manufacturing facilities in remote regions of Brazil in order to capitalize on lower costs. Many of the cities and states in which the Company operates, especially those in remote regions, do not have sufficient technical educational facilities and, where such facilities do exist, they are located in areas with higher labor costs. In response to this lack of technical education, the Company has created its own technical training program to create a technically adept labor force by training workers in various technical phases of assembly line manufacturing. The Company believes that this training will often confront and mitigate cultural differences that may interfere with an employee's motivation and productivity.

         The Company has designed internal training programs that build technical skills for entry level employees. Entry level employees engage in assembly work, packing, shipping, and cleaning, and require a great deal of training and supervision. All of the Company's entry level employees are compensated at a level in excess of the national minimum wage which is approximately R$130 per month (or approximately US$76). Technical personnel have had either technical school or university level training. These workers are usually upwardly mobile and are recruited either from other companies or technical schools. Although these technical personnel must be taught specific work-related skills, they usually come to the Company well-trained. Engineers are university trained and are generally paid between 5 and 10 times the minimum wage. See "Item 1. Business - Employees".

Quality Assurance and Service

         The Company addresses quality assurance at all stages of the production process. First, components considered for use in standard systems are tested for compatibility by the Company's engineering staff. Second, incoming components receive a physical damage inspection on receipt and again at the start of the production process. A statistical sampling of components in every category is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the production process to demonstrate that all components are engaged and fully operational. Thereafter, each complete unit is "burned-in" for at least three hours. This process involves running a test program which sequentially tests each component to verify prescribed operation. The Company has implemented a total quality program at its manufacturing facility in Ilheus, Bahia and has an ISO-9001 process certification. This program includes training employees company wide on the processes and methods involved in achieving the Company's goal of zero defects.

         In addition to the total quality control procedure in its production process, the Company provides post sales technical support for its products. Such technical support is provided by the Company's national network of sales agents and by making available engineers and technicians who perform in-house and local on-site servicing for corporate and government clients. Additionally, the Company offers, through its newly established call center, its Vision Plus toll-free telephone support service providing personalized attention to its customers.

Consumer Electronics

         During the years ended December 31, 1997 and 1996, the Company, through a subsidiary, was engaged as a contract manufacturer of televisions and video cassette recorders for Casas Bahia, a leading retailer of consumer electronic products in Brazil. Such sales accounted for approximately 9% and 30% of the Company's sales during such periods, respectively. The Company also had sales of PCs to Casas Bahia for the year ended December 31, 1996 which accounted for approximately 8% of sales. The Company initiated the contract manufacturing of consumer electronic products in order to utilize excess capacity in its manufacturing facility. As the Company has expanded the production and sales of PCs, it has elected to phase out the contract manufacturing of consumer electronics. As a result, such contract manufacturing business ceased by the end of the second quarter of 1997. The Company has continued, however, to manufacture consumer electronics on a limited basis for direct sale to consumers. The Company has used consumer electronics as an entry product for the direct sales of PCs to end-users in certain markets.

Distribution and Marketing

         The Company's marketing strategy is centered around attaining a direct relationship with the end-users of its products through various channels including commissioned sales agents, Company owned retail outlets, focused account teams in government and corporate markets, telemarketing, and internet commerce. The Company believes that this strategy offers several competitive advantages. First, the direct sales strategy helps the Company maintain competitive pricing by avoiding the additional markups and inventory carrying and occupancy costs associated with traditional third party distribution and retail channels. Second, working directly with end-users promotes customer loyalty and fosters brand awareness. Third, the direct end-user relationships allow the Company to maintain, monitor and update database information about customers and their current and future products and service needs, which can be used to shape future product offerings and support services. The Company, operating through its sales and marketing teams, has built a national direct distribution network for Brazil. This distribution network includes access to large markets in Brazil for computer systems and business systems integration products. Customers include small and medium-sized businesses, large corporations, government agencies, major retailers, and consumers.

         The Company's primary channels of distribution are as follows:

o Sales Agents. Sales agents located throughout Brazil represent the Company's products to end-users for a commission equal to approximately 12% of the sales price of the product. These former value added resellers are consigned merchandise which in turn is billed to the end-user directly by the Company, after credit approval process is completed by the Company's central credit processing operation. The agent is responsible for providing a full-coverage service warranty for the Company for the duration of the warranty on the product. As a result of this synergistic relationship, the sales agent is incentivised to work with the Company and its products because (i) a layer of valued added tax and federal sales tax is eliminated to allow for a more competitively priced product, (ii) the sales agent's inventory carrying cost is eliminated, allowing for more working capital for selling activities, and (iii) the agent avoids most credit risk. The Company, in turn, benefits from this relationship because (i) it allows for a direct relationship for the Company with the end-user, (ii) it allows for Company controlled inventory, (iii) it allows the Company to control its credit quality and reduce its credit exposure, and (iv) it allows for a reduction of value added and sales taxes thereby reducing the end-user price and increasing margins for the Company. The resulting network of agents make up the Company's national network of warranty service centers, able to support the end-users in nearly all locations in Brazil. The Company currently has 70 active sales agents.

o Network Representatives. Network representatives, working through regional managers who control 60 regions covering all of Brazil, sell house-to-house and office-to-office. This strategy enables the Company to have direct contact with end-users, and allows for the efficient gathering of credit information and administration of the sales process in remote areas where the 70 active sales agents do not have adequate penetration. These network representatives work on a strict commission basis and use the 70 active sales agents as sources of stock for immediate delivery as well as for technical assistance and warranty service. There are currently in excess of 500 active network representatives. Prior to becoming active, all of the Company's network representatives participate in a sales and technical training program administered by the Company and designed to insure a marketing presentation that is consistent with the Company's quality and standards.

o Direct Sales Teams. The Company has established a systems integration sales team that is focused on selling the Company's products directly to corporate and governmental customers. Systems integration is one of the leading growth areas in the country. The Company has invested in creating a staff of 48 internal sales, support, technical, and engineering professionals to handle the design, quotation, build, installation and support of high-end network systems and turn-key business solutions based on the Windows-NT Cluster applications, Intel symmetrical processing server technology, and Cisco IP networking technology. In addition, the Company participates in a wide variety of government and corporate bids. The Company also uses outside consultants to administer such bid processes. With the addition of Microtec, which participates heavily in this market, the Company expects to expand its activities in this area.

o Company Owned Retail Stores. In order to enhance the Company's relationship with the end-user, the Company has established its own retail stores in important strategic markets in Brazil. The Company believes that these stores are an important part to overcoming the infrastructure barriers in Brazil and establishing a direct relationship with the end-users of the Company's products. The Company currently owns 15 stores within its retail network in Brazil and has a further ten stores operated by independent agents of the Company and where the principal products sold are the Company's products. In addition to facilitating direct sales to end-users, these stores serve as important regional distribution and support centers.

o Telemarketing. Telemarketing is a program established in 1997 to sell the Company's products direct to consumer end-users and to market the Company's products to small resellers. In addition to generating sales to end-users, this channel also serves as a lead-generator for sales agents, network representatives, and the corporate sales staff. The Company is also using this program as a test-bed for specific sales programs and promotions. The telemarketing call center, which currently has 30 telephone operators, is also integrated with the Company's technical assistance hotlines.

o Internet Sales. In 1998, the Company launched its Internet site for selling its computers. The web site was designed specifically for the Brazilian market allowing for high speed interactive information research and product purchases over the existing telecommunications infrastructure in Brazil. The web site offers clear informational product presentations, fast page download and site navigation considering the bandwidth limitations in Brazil, security for online purchases, and online post-sales technical support.

o Third Party Retail and Franchising. Retail is the traditional method used to penetrate a consumer product market. The Company currently has approximately 300 active clients, including the 10 largest department stores in Brazil. This channel, as a percentage of the Company's total sales, is expected to play a smaller role in the Company's sales as the Company's strategy of implementing direct channels is developed and enhanced. The Company has developed a concept for a small scale PC and information technology retail store called Mr. Micro. The Company is currently exploring the opportunity for franchising such concept nationally in Brazil.

         The Company presently has 25 employees in its Sao Paulo facility with the responsibility of marketing new product lines, receiving input on existing product lines and making sales calls. In addition, they are responsible for accepting, processing and administering sales orders and coordinating advertising and logistics of product shipment.

Tax-Exempt Status

         The government of the State of Bahia, Brazil has issued a decree that exempts companies such as the Company's subsidiary, Bahiatech - Bahia Tecnologia Ltda. ("Bahiatech"), from the payment of state import duties, state sales tax, and state services tax. Bahiatech has received an exemption from such taxes through and including the year 2003. Additionally, Bahiatech is exempted from the payment of Brazilian federal income tax through and including the year 2004, provided that the Company meets certain budgeted production goals. Based upon the Company's experience in Brazil, it believes that it will be able to renew both its state and federal tax incentives, although no assurances can be give that the Company will be able to successfully renew such initiatives. The Company is not exempted from the payment of a federal social contribution tax of approximately 8% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. In the event that the Company is unable to extend such tax-exempt status, the Company's after-tax earnings as a percentage of sales would decline by the amount of the tax benefit, which may be substantial. See "Risk Factors - Expiration of Tax-Exempt Status".

         In December of 1997, as a result of the Company's plan to consolidate the manufacturing operations of Microtec by relocating it to the State of Bahia, Microtec applied with the State of Bahia and the federal government of Brazil for the same tax incentives that have been granted to Bahiatech. Microtec has been granted the state tax incentives from the state of Bahia and will enjoy such state tax holiday through 2005. Should Microtec be granted the federal incentive, it would enjoy the federal income tax holiday through 2007. While the Company believes that Microtec will be granted such incentive, there is no assurance that Microtec's eligibility will be approved.

Competition

         The manufacturing and distribution of computer equipment and related products is highly competitive and requires substantial capital. The Company competes with, and will compete with, numerous international, national, and regional companies, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company, which may give such competitors competitive advantages, including economies of scale and scope. Competitors include internationally recognized companies such as IBM, Acer, Dell, Hewlett Packard and Compaq. Additionally, the Company competes with internationally recognized systems integrators such as IBM, EDS and Unisys. Competition is based on price, product quality, customer support and the ability to deliver products in a timely fashion. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations.

         In addition, the Company competes with other small manufacturers of computer equipment sold on what is known as the "gray market" in Brazil. Such manufacturers are able to sell such equipment at prices that are often significantly lower than those offered by the Company and other legitimate manufacturers. Gray market manufacturers are able to offer lower prices because of the avoidance of import duties and other taxes, and the avoidance of necessary software licensing fees. There can be no assurance that gray market activity will not continue to flourish putting downward pressures on the Company's profit margins as result of low pricing strategies.

Technology Acceptance Corp.

         In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby Bahiatech may sell certain of its accounts receivable to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued, not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

         During the year ended December 31, 1998, the Company completed the sale of an aggregate face amount of approximately $140 million of its accounts receivable to TAC at a discount of approximately $7.5 million for cash and a subordinated debenture. The subordinated debenture is a revolving, non-interest bearing, bearer note, which constitutes the Coompany's retained interest in the program

         The receivables arise out of sales of computer equipment and related products, and, to a lesser extent, from the sale of consumer electronics products by Bahiatech and by other Brazilian subsidiaries of the Company. The receivables consist of installment sale agreements, in which the originator retains a security interest in the equipment until the final installment has been paid in full, and trade acceptance bills arising from sales to corporate and governmental customers in the Brazilian market. In the case of installment sale agreements, each installment constitutes a separate receivable. For purposes of the TAC program, the receivables are classified into three categories: (i) installment sale agreements accompanied by the delivery of post-dated checks signed by the obligor, corresponding to each scheduled installment with maturities up to twenty-four months; (ii) installment sale agreements, accompanied by a promissory note, in which the obligor receives payment coupons prior to each due date, such coupons payable over a period of up to twenty-four months; and (iii) trade acceptance bills of corporate and governmental obligors, with an average maturity of 60-70 days. The Company's other Brazilian subsidiaries have other classes of receivables not relevant to the issuance of the notes or the TAC program. Before extending credit to a prospective customer, the Company's Brazilian subsidiaries thoroughly analyze the credit history of such prospective customer. Credit is extended only after performing such credit analysis with respect to each prospective customer on a case-by-case basis. Bahiatech has developed specific credit analysis procedures with respect to each of the three categories of customers described above.

         The purchased receivables are subject to the following concentration limits: (i) the sum of outstanding stated amounts of receivables in the receivables pool due from any individual consumer may not exceed $5,000, (ii) the sum of the outstanding stated amount of receivables in the receivables pool from any single corporation, partnership or governmental entity may not exceed five percent (5%) of the aggregate outstanding stated amount of the receivables, and (iii) the sum of the outstanding stated amounts of receivables in the receivable pool due from corporate, partnership and governmental interests or corporations may not exceed fifty percent (50%) of the aggregate outstanding stated amount.

         The notes were offered by TAC with maturities ranging from three months to three years. Each series of notes will have terms as may be specified in a supplement relating to such series. Such terms will include (i) the issue date and maturity date, (ii) the principal amount of such series, (iii) the interest rate, (iv) the interest payment dates, and (v) a sinking fund payment schedule. Maturities may range from sixty days to three years. The notes may be issued on a discounted, non-interest bearing basis or on a fixed rate basis or any combination thereof.

         There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to affect such substitution is less than the repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. Vitech serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the required repurchase date, Vitech is required to deposit, within twenty-four hours of the expiration of the required repurchase date, the amount of the repurchase price not paid by Bahiatech.

         Unibanco-Uniao de Bancos Brasileiros S.A., the arranger of the sale and notes program, is the third largest private bank in Brazil. The Bank of New York is the trustee, paying and transfer agent and registrar for the notes, and Banco

Credibanco S.A. is the Brazilian collateral agent. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources".

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company is currently not selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation.

         TAC has made a proposal to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program inorder to allow the TAC program to operate more effectively in the post devaluation environment. While the Company continues to believe that TAC could continue to be a viable financing source, should TAC fail to gain consensus among the holders of TAC notes concerning its proposal or should the macroeconomic conditions fail to recover, then the Company may choose not to sell any additional accounts receivable to TAC, other than pursuant to its repurchase obligation.

Backlog; Unfulfilled Contract Manufacturing Obligations

         The Company's backlog through fiscal year end as of December 31, 1998 was approximately $13.4 million. The Company expects to ship its entire current backlog within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

Regulation and Environmental Matters

         The Company believes that its facilities and practices for controlling and disposing of the limited amount of wastes it produces are in compliance with applicable environmental laws and regulations in Brazil.

Trademarks

         The Company's products are marketed and sold under Company-owned trademarks, including Vision and Microtec's Mythus, Quest, Spalla, Vesper and Mr. Micro.

Employees

         As of December 31, 1998, the Company employed approximately 900 persons, including 3 executive officers, 20 executive personnel, 20 engineering personnel, and 120 administrative personnel. The Company believes that its employee relations are satisfactory. See "Item 1. Business - Work Force and Training Program".

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Miami, Florida. The Company leases, from an unaffiliated landlord, approximately 16,000 square feet of office and warehouse space in Miami. The office and warehouse space lease expires in August 1999, and the Company is currently securing a lease on a new facility. The Company pays annual rent of approximately $102,000 plus its allocable share of real estate taxes, insurance, and other assessments.

         The Company's Brazilian operations are centered in the states of Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $127,000. The lease on such property expires in April 2000. The Company leases an additional 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $132,000. The lease on such property expires in December 2000. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for an annual rent of approximately $157,000. Such lease expires in May 2000. In addition, the Company leases warehouse and retail space in Recife and Belo Horizonte.

         The Company believes that in the event that the lease with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

         In 1996, the Company began the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus. The leased manufacturing facility in Ilheus that the Company currently occupies may be available for purchase through auction and the Company is currently evaluating the purchase thereof. In 1997, the Company suspended the ground breaking of the new manufacturing plant while evaluating the purchase of its present facility. See "Business - Engineering and Manufacturing".

         In addition to the facilities discussed above, the Company owns, for investment purposes, two undeveloped parcels of land near Ilheus. The Company does not plan to make material capital expenditures or improvements with respect to this property during the next fiscal year.

Legal Proceedings

         The Company has been named in a lawsuit in the United States by IBM relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, was a 60% shareholder and which ceased operations in 1993. The Company believes that the IBM lawsuit is frivolous and without merit and is not likely to have a material adverse effect on the Company's financial conditions or results of operation. Additionally, Georges C. St. Laurent III has agreed to indemnify the Company against any and all claims having to do with these lawsuits or others that may arise from the past operations of businesses owned by Georges C. St. Laurent
III. William C. St. Laurent has also agreed to indemnify the Company against any and all claims having to do with lawsuits that may arise from the past operations of businesses owned by William C. St. Laurent.

         On October 28, 1995, Meris Financial Incorporated ("Meris") entered into a Loan Agreement with the Company pursuant to which Meris made available a loan to the Company in the principal amount of US$ 2,000,000. The loan was to mature on October 28, 1997 and bore interest at a rate of 12% per annum payable monthly. The loan was secured by the assets of the Company exclusive of inventory and receivables. In connection with the loan, Meris received a guarantee by Georges St. Laurent III and William C. St. Laurent, the President and Chief Operating Officer of the Company, and his wife, Wendy St. Laurent, a stock pledge agreement by such parties, a collateral assignment of various rights of the St. Laurents as well as assignments of life insurance policies on the lives of Messrs. St. Laurent and St. Laurent. The note was convertible into approximately 4.7% of the shares of the Company's common stock. In addition, certain options were provided to Meris which afforded them the right to purchase up to an aggregate of 5% capital stock interest in the Company. On July 20, 1996, the Company and Meris entered into an Amendment of such Loan Agreement pursuant to which the Company was obligated to make principal and interest payment during the period between July 20, 1996 and by November 1, 1996, with the remaining principal balance to be paid on November 1, 1996. In connection with the Amendment, the conversion rights provided by the Note and the options were cancelled provided all payments of principal and interest under the Note are made as set forth above. The Company made all payments in accordance with such Amendment and on October 30, 1996, repaid the note in full. In February of 1998, Meris filed a UCC-3 in favor of the Company releasing any claim that Meris had on the assets of the Company as a result of a UCC-1 filed when Meris entered into the Loan Agreement with the Company.

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

         Other than as discussed above and other than in the ordinary course of its business, the Company knows of no other litigation or claims pending, threatened, or contemplated to which the Company is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Common Stock of the Company is traded on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: VTCH3. The following table sets forth, for the period indicated, the high and low sales price for the Common Stock as reported in the consolidated transaction reporting system. The information set forth in this table has been adjusted to reflect a 10% Common Stock dividend that was distributed on July 27, 1998.

                                                      HIGH              LOW
                                                      ----              ---
      FISCAL YEAR 1997:
          Quarter ended March 31                     $ 14.55          $  7.39
          Quarter ended June 30                      $ 17.84          $  8.41
          Quarter ended September 30                 $ 16.02          $ 12.73
          Quarter ended December 31                  $ 20.91          $ 12.73

      FISCAL YEAR 1998:
          Quarter ended March 31                     $ 17.16          $ 13.41
          Quarter ended June 30                      $ 19.25          $ 14.77
          Quarter ended September 30                 $ 21.25          $  7.50
          Quarter ended December 31                  $ 18.00          $  8.25

Holders

         As of March 1, 1999 there were approximately 2,411 holders of record of the Common Stock.

Dividends

         On June 15, 1998, Vitech declared a 10% Common Stock dividend. The dividend was distributed on July 27, 1998 to holders of record of the Common Stock as of July 13, 1998. Other than this dividend, Vitech has not declared or paid any dividends on the Common Stock since inception nor does it intend to pay any cash dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company, general economic conditions, and other pertinent factors.

         At December 31, 1998 and 1997, shareholders' equity consisted of $46,335,016 and $27,874,495, respectively, in retained earnings generated from the operations of the Company's subsidiaries. Of these amounts, $46,631,976 and $26,941,252, respectively, were generated from the operations of Bahiatech. Bahiatech is exempted from the payment of certain Brazilian federal income taxes through and including the year 2004, provided that the Company meets certain budgeted production goals. Under current Brazilian law, tax exemption benefits cannot be distributed as dividends to Vitech in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses. For the years ended December 31, 1998, 1997 and 1996 the tax exemption benefits amounted to approximately $5,600,000 ($0.42 per share), $3,000,000 ($0.25 per share) and
$2,200,000 ($0.22 per share), respectively. See "Risk Factors - The Effect of Volatility on the Repatriation of Excess Retained Earnings Through the Floating Rate Market", and "Business - Tax-Exempt Status".

         For the foreseeable future, Bahiatech does not intend to distribute any excess retained earnings to Vitech, but intends to reinvest such earnings, if any, in the development and expansion of its business. In the future, however, should Bahiatech wish to remit retained earnings in excess of the tax exemption benefits in U.S. Dollars, it may do so only in Reais convertible into U.S. Dollars at the Floating Market Rate. There are two legal foreign exchange markets in Brazil: the Commercial Market Rate and the Floating Market Rate. The Commercial Market Rate is the commercial selling rate for Brazilian currency into U.S. Dollars, as reported by the Central Bank. The Floating Market Rate generally applies to transactions to which the Commercial Market Rate does not apply. Prior to the implementation of the Real Plan, the Commercial Market Rate and the Floating Market Rate differed significantly at times. Since the introduction of the Real, the two rates have not differed significantly. However, there can be no assurance that there will not be significant differences between the two rates in the future. Both the Commercial Market Rate and the Floating Market Rate are reported by the Central Bank on a daily basis.

         In order for a company to remit retained earnings abroad in U.S. dollars at the Commercial Market Rate, Brazilian law first requires the registration of the foreign capital upon which those retained earnings were made. Bahiatech has not made such registration and therefore is only able to remit excess retained earnings at the Floating Market Rate. The Company uses the Commercial Market Rate for the translation of Bahiatech's results into U.S. Dollars. In the event that Bahiatech remits excess retained earnings at the Floating Market Rate, there can be no assurance that such remittance will not vary from the Company's reported results because of the differences between the Commercial Market Rate and the Floating Market Rate. Although Microtec does not currently intend to distribute any retained earnings to Vitech, it is eligible to remit retained earnings in U.S. Dollars at the Commercial Market Rate. See "Risk Factors - The Effect of Volatility on the Repatriation of Excess Retained Earnings Through the Floating Rate Market", "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Exchange Rates".

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Data:

                                                                    Year Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                          1998               1997              1996              1995             1994
                                     ---------------    ---------------    -------------     -------------    --------------
Sales                                 $ 195,334,579      $ 117,537,403     $ 73,321,398      $ 48,488,996      $ 17,407,363
Cost of sales                           115,630,389         76,813,191       53,470,340        39,156,239        16,483,232
Gross profit                             79,704,190         40,724,212       19,851,058         9,332,757           924,131
Selling, general and
  administrative expenses                41,586,843         18,167,737        8,083,287         1,234,108           505,448
Income from operations                   38,117,347         22,556,475       11,767,771         8,098,649           418,683
Interest and financing
  expense                                17,357,001          6,047,396        2,310,704           328,278           171,743
Foreign currency exchange
  losses                                  1,603,670          2,665,224          547,077            16,229                 -
Net income (1)                           17,862,012         12,792,261        8,230,588         6,904,834           149,570

Earnings per common
  share - Basic                                1.36               1.07             0.90              0.78              0.02

Earnings per common
  Share - Assuming dilution                    1.34               1.06             0.85              0.76              0.02

Balance Sheet Data:

                                                                       As of December 31,
                                     ---------------------------------------------------------------------------------------
                                          1998               1997              1996              1995             1994
                                     ---------------    ---------------    -------------     -------------    --------------
Current assets                        $ 147,179,591      $ 121,939,015     $ 41,959,441      $ 21,267,881      $  7,595,246
Working capital                          70,174,161         82,555,097       31,873,405         6,412,154           403,181
Total assets                            195,666,975        155,504,902       47,376,586        22,260,817         7,692,321
Long-term liabilities                    16,440,190         61,085,153        1,757,367                                   0
                                                                                                        0
Total liabilities                        93,445,620        100,469,071       11,843,403        14,855,727         7,192,065
Shareholders' equity (1)                102,221,355         53,608,389       35,533,183         7,405,090           500,256


--------------
(1) Restrictions presently exist on the ability of Bahiatech to distribute retained earnings. See Part II, Item 5 "Dividends" and the Notes to the Company's Financial Statements contained elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of income as a percentage of the Company's consolidated net sales:

                                                                       Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                                    1998                         1997                        1996
                                          --------------------------    ------------------------    ------------------------
Net sales                                    $ 195,334,579    100%       $ 117,537,403    100%        $ 73,321,398    100%
Cost of sales                                  115,630,389   59.2           76,813,191   65.4           53,470,340   72.9
Gross profit                                    79,704,190   40.8           40,724,212   34.6           19,851,058   27.1
Selling, general and
  administrative expenses                       41,586,843   21.3           18,167,737   15.5            8,083,287   11.0
Income from operations                          38,117,347   19.5           22,556,475   19.1           11,767,771   16.1
Net interest and financing expense              17,357,001    8.9            6,047,396    5.1            2,310,704    3.2
Foreign currency exchange losses                 1,603,670    0.8            2,665,224    2.3              547,077     .8
Net income                                   $  17,862,012    9.1%       $  12,792,261   10.9%        $  8,230,588   11.2%


Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

         Net sales increased by $77.8 million, or approximately 66%, to $195.3 million for the year ended December 31, 1998, as compared to $117.5 million for the year ended December 31, 1997. For the year ended December 31, 1998, the Company sold approximately 110,000 PC units as compared to approximately 72,000 PC units during the year ended December 31, 1997. Such increase in sales (both in dollars and in PC units sold) was primarily attributable to the acquisition of Microtec, increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new channels and into new markets. The acquisition of Microtec, which was completed in July 1997 and accounted for under the purchase method of accounting, has enabled the Company to expand into the corporate and governmental markets offering complete integrated solutions from high-end network servers to low-end workstations. Additionally, the acquisitions of two retail and distribution operations in the fourth quarter of 1997 strengthened the Company's direct relationship with end-users in the consumer market.

         Cost of sales during the year ended December 31, 1998 were $115.6 million, representing 59.2% of sales during the period, as compared to $76.8 million for the year ended December 31, 1997, representing 65.4% of sales for the period. The decrease in cost of sales as a percentage of sales during the year ended December 31, 1998, when compared to the year ended December 31, 1997, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. The decrease was also attributable to the Company's product mix. As the Company has expanded into the corporate and governmental markets with integrated network solutions, there were a higher percentage of networking products, which have a higher margin, included in its sales mix. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, PCs. The Company phased out the contract manufacturing of consumer manufacturing in July 1997, and as a result, none of the sales during the year ended December 31, 1998 resulted from such business. During the year ended December 31, 1997, approximately 9% of the Company's sales resulted from the contract manufacturing of consumer electronics.

         Selling, general, and administrative expenses increased by $23.4 million, or approximately 129%, to $41.6 million for the year ended December 31, 1998, as compared to $18.2 million for the year ended December 31, 1997. The increase was primarily attributable to the acquisition of Microtec and to the increased costs associated with expanding the Company's manufacturing capacity as well as the increase in operating expenses required to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 21.3% for the year December 31, 1998, compared to 15.5% for the year ended December 31, 1997. Such increase was primarily attributable to the acquisition of Microtec and the incorporation of its selling, general and administrative expenses into the Company's operations, which more than offset the Company's increases in sales in percentage terms. Also contributing to the increase in selling, general, and administrative expenses as a percentage of sales was the increased marketing expenditures associated with the Company's direct end-user sales strategy and the increased operating expenses associated with selling higher end integrated networking systems. While the level of these expenses in future years can not be predicted and is dependent in large part upon the Company's success in implementing its business strategy, management anticipates that the increased expenses will be offset by the increases in revenues resulting from the expansion of distribution channels. Additionally, the Company is implementing certain expense reduction plans as part of its consolidation of the operations of Bahiatech and Microtec.

         Income from operations increased by $15.5 million, or approximately 69%, to $38.1 million for the year ended December 31, 1998, as compared to $22.6 million for the year ended December 31, 1997. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 19.5% for the year ended December 31, 1998 from 19.1% for the year ended December 31, 1997. This increase was primarily attributable to the aforementioned decrease in cost of sales as of percentage of sales which more than offset the increase in selling, general, and administrative expenses as a percentage of sales.

         Interest and financing expense increased by $11.4 million, or approximately 190%, to $17.4 million for the year ended December 31, 1998, as compared to $6 million for the year ended December 31, 1997. Interest and financing expense as a percentage of sales increased to 8.9% for the year ended December 31, 1998 from 5.1% for the year ended December 31, 1997. These increases were primarily attributable to the Company's increased use of debt financing and the discount on the sale of accounts receivable to TAC to support its working capital needs. Additionally, interest and financing expense for the year ended December 31, 1998 includes a non-recurring charge of $1,079,609 associated with the additional shares given as an incentive for certain holders of convertible notes to convert their notes early into the Common Stock of the Company during the third quarter of 1998, and a financing expense of $1,150,000 associated with a put premium for certain convertible notes that were put to the Company during the fourth quarter of 1998. See "Liquidity and Capital Resources".

         During the year ended December 31, 1998, the Company experienced a foreign currency transaction loss of $1.6 million, or 0.8% of sales, from the settlement of certain receivables and payables denominated in the Brazilian Real. At December 31, 1998, the Commercial Market Rate for the Real was R$1.2090 per US$1.00 as compared to R$1.1164 per US$1.00 at December 31, 1997.

         Net income increased by $5.1 million, or approximately 40%, to $17.9 million for the year ended December 31, 1998, as compared to $12.8 million for the year ended December 31, 1997. The increase in net income was primarily attributable to the aforementioned increase in income from operations which more than offset increases in interest and financing expense. Net income as a percentage of sales decreased to 9.1% for the year ended December 31, 1998 from 10.9% for the year ended December 31, 1997. This decrease was primarily attributable to the increases in interest and financing expense as a percentage of sales which more than offset the increase in income from operations as a percentage of sales.

         Net income per common share, assuming dilution, increased by $0.28, or approximately 26%, to $1.34 for the year ended December 31, 1998, as compared to $1.06 for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

         Net sales increased by $44.2 million, or approximately 60%, to $117.5 million for the year ended December 31, 1997 as compared to $73.3 million for the year ended December 31, 1996. For the year ended December 31, 1997, the Company sold approximately 72,000 PC units as compared to approximately 28,000 PC units during the year ended December 31, 1996. Such increase in sales (both in dollars and in PC units sold) was primarily attributable to the acquisition of Microtec, increased demand by the Company's customers, the expansion of the Company's direct end-user sales strategy and the expansion of the Company's sales through new distribution channels. The acquisition of Microtec, which was completed in July 1997, has enabled the Company to expand into the corporate and governmental markets.

         Cost of sales during the year ended December 31, 1997 were $76.8 million, representing 65.4% of the sales during the period, as compared to $53.5 million for the year ended December 31, 1996, representing 72.9% of sales for the period. The decrease in cost of sales as a percentage of sales during the year ended December 31, 1997, when compared to the year ended December 31, 1996, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, PCs. Sales of consumer electronics to Casas Bahia represented approximately 9.09% of sales during year ended December 31, 1997 as compared to approximately 30% of sales during the year ended December 31, 1996.

Historically, the Company initiated the contract manufacturing of consumer electronic products in order to utilize excess capacity in its manufacturing facility. As the Company has expanded the production and sales of PCs, it has elected to phase out the contract manufacturing of consumer electronics.

         Selling, general, and administrative expense increased by $10.1 million, or approximately 125%, to $18.2 million for the year ended December 31, 1997 as compared to $8.1 million for the year ended December 31, 1996. The increase was primarily attributable to the acquisition of Microtec and to the increased costs associated with expanding the Company's manufacturing capacity, as well as the increase in operating expenses to meet the demands of the Company's growth. Selling, general, and administrative expense as a percentage of sales was 15.5% for the year ended December 31, 1997, compared to 11% for the year ended December 31, 1996. Such increase was primarily attributable to the acquisition of Microtec and the incorporation of its selling, general and administrative expenses into the Company's operations, which more than offset the Company's increase in sales in percentage terms. Also contributing to the increase in selling, general, and administrative expense as a percentage of sales was the increase in marketing expenditures associated with the Company's direct end-user sales strategy. While the level of these expenses in future years can not be predicted and is dependent in large part upon the Company's success in implementing its business strategy, management anticipates that increased selling, general and administrative expense will be offset by the increases in revenues resulting from the expansion of distribution channels.

         Income from operations increased by $10.8 million, or approximately 92%, to $22.6 million for the year ended December 31, 1997 as compared to $11.8 million for the year ended December 31, 1996. Such increase was primarily attributable to the aforementioned increase in sales and the decrease in cost of sales as a percentage of sales, which more than offset the increase in selling, general, and administrative expenses. Income from operations as a percentage of sales increased to 19.1% for the year ended December 31, 1997 from 16.1% for the year ended December 31, 1996. This increase was primarily attributable to the aforementioned increase in sales and decrease in cost of sales as a percentage of sales, which more than offset the increase in selling, general, and administrative expenses as a percentage of sales.

         Net interest and financing expense increased by $3.7 million, or approximately 162%, to $6 million for the year ended December 31, 1997 as compared to $2.3 million for the year ended December 31, 1996. Interest and financing expense as a percentage of sales increased to 5.1% for the year ended December 31, 1997 from 3.2% for the year ended December 31, 1996. These increases were primarily attributable to the Company's increased use of debt financing and the sale of accounts receivable to support its working capital needs.

         During the year ended December 31, 1997, the Company experienced a foreign currency exchange loss of $2.7 million, or 2.3% of sales, from the settlement of certain receivables and payables denominated in the Brazilian Real and the translation of financial statements from the Real to the U.S. Dollar as compared to $0.5 million, or 0.8% of sales, during the year ended December 31, 1996. At December 31, 1997, the Commercial Market Rate for the Real was R$1.1164 per US$1.00 as compared to R$1.0394 per US$1.00 at December 31, 1996. At December 31, 1997, the Company had a net exposure to currency fluctuations of approximately $68.4 million consisting primarily of cash and accounts receivable denominated in Reais less payables denominated in Reais.

         Net income increased by $4.6 million, or approximately 55%, to $12.8 million for the year ended December 31, 1997 as compared to $8.2 million for the year ended December 31, 1996. The increase in net income was primarily attributable to the aforementioned increase in income from operations, which more than offset increases in interest and financing expense and foreign currency exchange losses. Net income as a percentage of sales decreased to 10.9% for the year ended December 31, 1997 from 11.2% for the year ended December 31, 1996. This decrease was primarily attributable to the increases in interest and financing expense as a percentage of sales and foreign currency exchange losses as a percentage of sales, which more than offset the increase in income from operations as a percentage of sales.

         Net income per common share assuming dilution increased by $0.21, or 24.7%, to $1.06 for the year ended December 31, 1997 as compared to $0.85 for the year ended December 31, 1996. The percentage increase in net income per common share assuming dilution was less than the percentage increase in net income primarily because of the dilution resulting from the issuance of 2,115,500 shares in the Company's initial public offering in November of 1996 as well as the issuance of common stock options and warrants.

Hedging Activities

         Although the Company's consolidated financial statements are presented in U.S. Dollars in accordance with U.S. generally accepted accounting principles, the Company's transactions are consummated in both the Real and the U.S. Dollar. Inflation and fluctuations in exchange rates have had, and may continue to have, an effect on the Company's results of operations and financial condition. Although the Company had used Real futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in Reais, net of accounts payable and other current liabilities denominated in Reais. Currently, the Company is not engaged in any hedging activities. However, the Company is constantly monitoring its exposure to currency risks and plans to use hedging activities to offset currency risks as it deems appropriate. Accordingly, to the extent that the Company is not adequately hedged against currency risks, any significant devaluation, such as occurred during the first quarter of 1999, of the Real relative to the U.S. Dollar could have a material adverse effect on the Company's operating results.

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. Up to the Company's initial public offering in November of 1996, the Company had historically satisfied its working capital requirements through cash flow from operations and debt financing. On November 7, 1996, the Company completed an initial public offering of securities issuing 2,327,050 shares of the Common Stock for $9.09 per share. Such offering provided the Company with net proceeds of approximately $18,000,000 which were used to expand inventory, to expand consumer financing operations, to expand marketing activities, to repay indebtedness, to increase manufacturing capacity, and for general working capital purposes. During the year ended December 31, 1997, the Company continued to use debt and convertible debt financing to satisfy its working capital requirements. During the year ended December 31, 1998, the Company used cash generated from operations, short-term bank borrowings, and accounts receivable financing to finance its working capital needs.

         At December 31, 1998, the Company had a working capital surplus of $70.2 million compared to $82.6 million at December 31, 1997. This decrease in working capital was primarily attributable to the increased levels of trade accounts payable and short-term debt which more than offset the increases in the increased levels of inventory and accounts receivable

         Net cash provided by operating activities for the year ended December 31, 1998 was $348,227 as compared to $24.2 million in cash used by operating activities during the year ended December 31, 1997. The decrease in cash used was primarily attributable to the increases in net income, the increase in accounts payable and the sales of accounts receivable to TAC, which more than offset the increases in inventories and other assets.

         Net cash used in investing activities was $11.1 million for the year ended December 31, 1998. Such use of cash was primarily related to the purchase of production equipment associated with the expansion of the Company's manufacturing capacity, the purchase of computer hardware and software to support the Company's management information system, the acquisition of facilities and the purchase of additional interests in subsidiaries.

         Net cash used in financing activities was $2.7 million for the year ended December 31, 1998 and resulted primarily from the repayment of convertible notes which more than offset the increase in short-term borrowings.

         The Company has a revolving line of credit in the amount of $4,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. Such line consists of $3,000,000 for working capital and $1,000,000 for trade finance used to support letters of credit which the Company may issue to secure purchase obligations. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime (currently 8.75%) and terminates in May 1999. As of December 31, 1998, there was $3,000,000 owed under the working capital line and $650,000 of exposure under the letter of credit facility.

         As of December 31, 1998, the Company had approximately $22 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2% per month and maturing on a revolving basis. As of December 31, 1998, the Company had available approximately $8 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

         On June 26, 1997, the Company completed a private placement of a two year senior convertible note to Georges C. St. Laurent Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and Chief Executive Officer of the Company, and William St. Laurent, the President and Chief Operating Officer of the Company, for the principal amount of $10 million. The note accrued interest at an annual rate of 10% payable monthly and was convertible into Common Stock, in whole or in part, at the rate of one share of Common Stock for each $13.64 of principal converted. The proceeds of the note were used for the acquisition of Microtec and for general working capital purposes. On July 15, 1998, GSL Jr. converted such note into an aggregate of 755,333 shares of Common Stock, which included 22,000 shares as an incentive for GSL Jr. to convert such note.

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

         On October 10, 1997, the Company completed a private placement of three year 10% convertible promissory notes (the "Notes") resulting in gross proceeds to the Company of $20,000,000. The private placement was between the Company and four institutional investors. The Notes are convertible at a conversion price of $15.00 subject to stock-splits, stock dividends, rights offering other similar events. In the event that the Company shall have declined to repay in full, following the exercise by noteholders of the First or Second Put Right (as defined below), the Initial Conversion Price shall be (i) the lesser of .85 multiplied by the 10-day weighted average sale price on Nasdaq as reported by Bloomberg, LP (or other principal exchange on which the Company's securities are traded) for the lowest 10-day consecutive period during the 30 consecutive trading day period ending one trading day prior to the conversion date or (ii) $15.00 per share. The net proceeds of this offering were used for the repayment of $10 million of 20% notes payable to GSL Jr., for the purchase of Microtec and for general corporate and working capital purposes.

         Beginning October 10, 1998 and continuing for a period of 30 days thereafter, each noteholder shall have the right ("First Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes held by such holder at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon. Commencing 180 days after the First Put Date and continuing for a period of 30 days thereafter, each Noteholder shall have a second right (the "Second Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes at a price equal to 115% of the principal amount thereof plus accrued and unpaid interest thereon. The purchase price for any Put Right shall be paid in four equal monthly installments on the last business day of each month commencing on the first full month following the put notice with respect to the applicable First or Second Put Right, with interest on each installment at the rate of 10% per annum. The Company shall have the right at any time from time to time commencing on October 10, 1998 to purchase 8.33% of the Notes in any one month from any holder at a call price equal to 112% of the principal amount, plus accrued and unpaid interest thereon, provided that such call price shall increase by 1% on the 10th day of each subsequent month until October 10, 1999.

         In July 1998, holders of the Notes converted $400,000 in principal amount, plus accrued interest, into 26,780 shares of Common Stock. On October 31, 1998, the Company called and repurchased an aggregate principal amount $1,632,680 of the Notes at a call price of 112% of the principal amount. On October 31, 1998, the holders of the Notes exercised their First Put Right and requested the Company to repurchase the remaining aggregate principal amount of $17,967,320 of the Notes at a put price equal to 110% of the principal amount. In accordance with the terms of the Notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders of the Notes to repay the remaining principal outstanding on the Notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest.

         Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% convertible notes. The notes were issued in a private placement transaction to 52 accredited investors. The net proceeds from such offering were used for the expansion of inventory, the increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. This offering, which was not conditioned on completion of the previously described offering of Notes, provided for the issuance of convertible notes containing substantially the same terms and conditions of the Notes as set forth above, including the First and Second Put Right. The Company has registered the resale of the shares of Common Stock issuable upon conversion. In July 1998, certain holders of these notes converted $13,754,500 in principal amount into an aggregate of 944,476 shares of Common Stock, which included 27,509 shares as an incentive for the noteholders to convert. On October 1, 1998, holders of an aggregate principal amount of $913,750 of such notes exercised their right to request the Company to repurchase their notes at a price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company paid for the repurchase of the notes in four equal monthly installments, with interest on each installment accruing at the rate of 10% per annum.

         The issuance of 71,006 shares of Common Stock as incentives for the conversion of $33,754,500 of convertible notes as discussed above resulted in a non-recurring charge to earnings in the amount of $1.07 million. In addition, any premiums paid in connection with the put or call provisions of the convertible note discussed above will result in a financing expense for the Company of approximately $2.1 million, $1,150,000 of which was incurred during the year ended December 31, 1998.

         In September 1998, the Company issued a 3 year convertible note for the principal sum of $450,000. The convertible note bears interest at the annual rate of 10% and is convertible into common shares of the Company at the rate of $10 per share. The proceeds of the convertible note were used for the acquisition of the minority interest of Microtec.

         During the fourth quarter of 1998, the Company received a loan for $6.7 million from GSL Jr. The loan is evidenced by a promissory note and bears interest at the annual rate of 15% and is payable on demand. The loan is secured by certain assets of the Company. The Company used the proceeds from the loan for the repayment of the Notes that were put to the Company as discussed above.

         In April 1998, the Company entered into an accounts receivable financing program with TAC, an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech, may sell certain of its accounts receivable to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

         During the year ended December 31, 1998, the Company completed the sale of an aggregate face amount of approximately $140 million of its accounts receivable to TAC at a discount of approximately $7.5 million for cash and a subordinated debenture. The subordinated debenture is a revolving, non-interest bearing, bearer debenture, which constitutes the Company's retained interest in the program.

         The accounts receivable financing program with TAC contains a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. Vitech serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the required repurchase date, Vitech is required to deposit, within twenty-four (24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, at December 31, 1998, there is a contingent liability in the amount of approximately $60.9 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables. "Item 1. Business - Technology Acceptance Corp."

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company is currently not selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation.

         TAC has made a proposal to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program inorder to allow the TAC program to operate more effectively in the post devaluation environment. While the Company continues to believe that TAC could continue to be a viable financing source, should TAC fail to gain consensus among the holders of TAC notes concerning its proposal or should the macroeconomic conditions fail to recover, then the Company may choose not to sell any additional accounts receivable to TAC, other than pursuant to its repurchase obligation.

         In 1996, the Company began the development of a new 70,000 square foot manufacturing plant and administrative center in Ilheus, Brazil. In connection with the development thereof, the Company secured a $3.4 million loan from the Development Bank of the State of Bahia to fund the development of such new facility. The loan facility consists of a working capital line of credit of approximately $758,000 and a construction loan credit facility of approximately $2,619,000. In 1997, the Company suspended the ground breaking of the new manufacturing plant while evaluating the purchase of its present facility. As of December 31, 1998, the Company had a balance of $623,305 associated with such construction loan credit facility. The Company has become aware that the current leased manufacturing facility in Ilheus that it currently occupies will be available for purchase through auction and the Company is currently evaluating the purchase thereof. See "Item 1. Business - Engineering and Manufacturing".

         In March 1998, the Company entered into a capital lease of $1,200,000 for the acquisition of equipment. This capital lease has a term of 60 months and bears an adjustable interest rate (currently 9.9%). In 1998, the Company entered into operating leases for equipment ranging from 36 to 84 months and requiring monthly payments of $105,965. These leases are noncancelable and expire at various dates through 2005.

         In December 1998, the Company entered into sale leaseback transaction, whereby the Company sold a net amount of $2,500,000 of assets to an unrelated third party. The Company in turn entered into an operating lease for the use of the assets. The operating lease has a term of 36 months and requires monthly payments of $73,790.

         In connection with its acquisition of Microtec in 1997, the Company recorded a provision for costs relating to the involuntary termination and relocation of Microtec employees in the amount of $1.1 million. Such provision is associated with the Company's plans to cease certain manufacturing operations at Microtec's facility and to consolidate all of the manufacturing of the Company at its facility in Bahia. During the year ended December 31, 1998, the Company had incurred $1.1 million in expenses relating to such provision.

         On June 15, 1998, the Board of Directors of the Company, approved a 10% Common Stock dividend to be distributed to shareholders of record of the Common Stock as of July 13, 1998. The Common Stock issued as a result of this stock dividend was distributed on July 27, 1998. All references in this report to the common stock of the Company and net income per common share have been recalculated to reflect the 10% common stock dividend.

         In March of 1999, the Company received a loan from GSL Jr. for the principal amount of $10 million. The loan bears interest at the annual rate of 10% and has a term of 120 days. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note should the loan not be repaid at maturity. Additionally, in April of 1999, the Company received a loan from an unrelated third party for the principal amount of $11 million. The loan bears interest at the annual rate of 10% and has a term of 90 days. The loan is evidenced by a promissory note and is personally guaranteed by the Company's two principal executive officers and majority shareholders. The proceeds of these loans are being used for the repayment of indebtedness and for general working capital purposes.

Business Conditions

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. The Company's accounts receivable are denominated in the Real while principally all of the Company's trade accounts payable are denominated in U.S. dollars. At December 31, 1998, the Company had a net exposure of monetary assets subject to currency translation of approximately $70 million. Accordingly, the devaluation should have a significantly negative effect on the Company's results for the quarter ended March 31, 1999. The ultimate amount of the Company's devaluation loss will only be known when the Real stabilizes. However, based on a March 31, 1999 close of 1.74 Real to the U.S. dollar, a proforma financial information as of December 31, 1998 after giving effect to the devaluation is as follows:

                                               Proforma as of December 31, 1998
                                   ---------------------------------------------------
                                       Actual         Adjustments         As Adjusted
                                   -------------     -------------       -------------
Total assets                       $ 195,666,975     $ (41,599,993)      $ 154,066,982
Total liabilities                     93,445,620        (8,033,924)         85,411,696
Total shareholders' equity           102,221,355       (33,566,069)         68,655,286
                                   -------------     -------------       -------------

Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil are leading to reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
         o    Indexed the pricing of its products in Reais to the U.S. dollar.
         o Significantly reduced the credit terms that it extends to customers.
         o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
         o    Negotiated short term financing.
         o    Modified the repayment terms of certain convertible notes.
         o    Continue to negotiate with TAC.
         o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

While the Company continues to believe that the long-term growth opportunities remain for the Brazilian information technology market, it continues to evaluate the impact of the current business conditions on its operations. The ultimate resolution of these matters could have a material adverse effect on the financial condition and results of operation for the quarter ended March 31, 1999 and possible for future quarters.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue for its own internal information systems and as of December 31, 1998 has determined that its internal information systems are Year 2000 compliant.

         Through December 31, 1998, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. See "Factors Affecting the Company's Business and Prospects - Year 2000 Compliance".

Impact of Inflation on Results of Operations, Liabilities and Assets

         For many years prior to July 1994, the Brazilian economy was characterized by high rates of inflation and devaluation of the Brazilian currency against the U.S. Dollar and other currencies. However, since the implementation in July of 1994 of the Brazilian government's latest stabilization plan, the "Real Plan", inflation, while continuing, has been significantly reduced and the rate of devaluation has substantially diminished. The Company has assessed the movement of the Brazilian currency based upon the trading ranges stated by the policy of the Central Bank of Brazil and has been able to offset any material effects of inflation. Although the Company had used Real futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in Reais, net of accounts payable and other current liabilities denominated in Reais. Currently, the Company is not engaged in any hedging activities. There can be no assurance that the Real Plan will continue to be effective in combating inflation and devaluation of Brazil's currency or that the Company's assessment of the movement of Brazilian currency will be correct in the future. Inflation rates in Brazil for the years 1998, 1997, 1996 and 1995 were approximately 1.7%, 7.5%, 10.3% and 22%, respectively. See "Factors Relating to Brazil".

Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the year ended December 31, 1998, comprehensive income was $13.3 million as compared to reporting net income of $17.9 million. Comprehensive income includes a cumulative translation adjustment of $4.6 million associated with the translation of the Company's subsidiary financial statements to the US dollar.

Foreign Currency Translation

         The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and are stated in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of the Company's subsidiaries were translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

         Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the Brazilian currency, the Real, as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. Any translation adjustments are reflected as a component of shareholders' equity.

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

Factors Relating to the Company

         Management of Growth. The Company has experienced substantial growth from inception through both internal operations and acquisitions, with consolidated net sales and consolidated net income increasing to $195 million and $17.9 million, respectively, for the year ended December 31, 1998, from $117.5 million and $12.8 million, respectively, for the year ended December 31, 1997. Consolidated net sales and consolidated net income increased to $73.3 million and $8.2 million, respectively, for the year ended December 31, 1996, from $48.5 million and $6.9 million, respectively, for the year ended December 31, 1995. There can be no assurance that such growth will continue, and if such growth continues, that the Company's infrastructure will continue to be sufficient to support such larger enterprise. See "Risk Factors - Dependence on Key Personnel; Recruitment of Additional Personnel", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business - Employees".

         Dependence on Key Personnel; Recruitment of Additional Personnel. The ability of the Company to attract and retain highly skilled personnel is critical to the operations of the Company. To date, the Company has been able to attract and retain the personnel necessary for its operations. However, there can be no assurance that the Company will be able to do so in the future, particularly in light of the Company's expansion plans. If the Company is unable to attract and retain personnel with necessary skills when needed, its business and expansion plans could be materially adversely affected. The Company is dependent upon the efforts and abilities of Georges C. St. Laurent III, its Chairman of the Board and Chief Executive Officer, and William C. St. Laurent, its President and Chief Operating Officer, each of whom is a substantial shareholder in the Company. The loss or unavailability of the services of either of these individuals for any significant period of time could have a material adverse effect on the Company's business prospects. The Company has obtained, and is the sole beneficiary of, key-person life insurance in the amount of $2 million on the life of each of Messrs. St. Laurent. There can be no assurance that such insurance will continue to be available on reasonable terms, or at all.

         Fluctuation of Quarterly Results. The computer industry generally has been subject to seasonality and to significant quarterly and annual fluctuations in operating results, and the Company's operating results have been subject to such fluctuations. The Company's quarterly net sales and operating results may vary significantly as a result of, among other things, historical seasonal purchasing patterns and the general economic climate in Brazil, the volume and timing of orders received during a quarter, variations in sales mix, delays in production schedules, new product developments or introductions, availability of components, changes in product mix and pricing, and product reviews and other media coverage. The Company's sales plan provides for approximately 40% of the Company's sales to be made to federal, state, and municipal government customers. Such sales at times may involve large contracts that can be a significant part of the Company's sales. The Company's sales to the consumer and small business markets fluctuate seasonally and are dependent in part on the spending patterns of its customers, which in turn are subject to prevailing economic conditions. Historically, the Company's sales have increased in the third and fourth quarters due, in part, to holiday spending. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that the Company's financial results may vary materially from period to period. See the Notes to the Company's Consolidated Financial Statements.

         Possible Need for Additional Financing. In order to pursue the Company's business strategy, the Company may need to seek additional funding through public or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. Adequate funds for growth through internal expansion and through acquisitions may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs. In addition, the Company has in the past sought funding through third parties related to the Company's management and there can be no assurance that these sources can be relied upon in the future. More recently, the Company has entered into a receivables financing facility with TAC, an independently owned special purpose corporation, pursuant to which TAC issues and sells senior notes to investors collateralized by certain receivables of the Company. The Company is required to repurchase these receivables under certain circumstances, including their non-payment.

         The Company currently believes that the projected cash flows from continuing operations and existing and contemplated sources of credit will be sufficient to satisfy its capital requirements and finance its plans for expansion for the next 12 months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements or expansion plans for such period. There can be no assurance that such contemplated sources will be available at the time they are needed or that the receivables financing facility with TAC will be available to the Company for financing accounts receivable at favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business Technology Acceptance Corp".

         Competition. The manufacturing and sale of computer equipment and related products is highly competitive and requires substantial capital. The Company competes with, and will compete with, numerous international, national, and regional companies, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company, which may give such competitors competitive advantages, including economies of scale and scope. Competitors in the computer hardware market include internationally recognized companies such as IBM, Acer, Dell, Hewlett Packard and Compaq. Additionally, the Company competes in the systems integration market with internationally recognized systems integrators such as IBM, EDS and Unisys. Competition is based on price, product quality, customer support and the ability to deliver products in a timely fashion. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations.

         In addition, the Company competes with other small manufacturers of computer equipment sold on what is known as the "gray market" in Brazil. Such manufacturers are able to sell products at prices that are often significantly lower than those offered by the Company and other legitimate manufacturers. Gray market manufacturers are able to offer lower prices because of the avoidance of import duties and other taxes, and the avoidance of necessary software licensing fees. There can be no assurance that gray market activity will not continue to flourish, putting downward pressures on the Company's profit margins as result of low pricing strategies.

         Importance of Customer Credit and Risks of Customer Lending. In 1996, the Company began providing extended credit terms to its customers. Credit sales are an important component of the Company's results of operations. In 1997, approximately 90% of the Company's net sales revenue was accounted for by sales on credit (with terms from 1 to 24 months). The Company's results of operations could be materially and adversely affected if demand for customer credit falls, or if Brazilian Government policies curtail the Company's ability to extend credit or to fund its extensions of credit. In addition, the Company's customer credit activities expose it to significant risks. At December 31, 1998, the Company's outstanding exposure to customer credit risk was approximately $60 million, including the balance of accounts receivable sold to TAC. While an allowance for doubtful accounts (including those sold to TAC) is made monthly based on management's reviews of prior period losses and anticipated losses, there can be no assurance that such allowances would be sufficient to cover actual losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Customer Financing".

         Dependence on Suppliers. The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company's products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company's manufacturing efficiencies) and increases in component costs (which can adversely affect the Company's profitability). The Company currently purchases all of its microprocessors from Intel. Additionally, the Company has several other single-sourced supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. If these sources are unable to provide timely and reliable supply, the Company could experience manufacturing delays or inefficiencies, adversely affecting its results of operations. During the year ended December 31, 1998, the Company had one supplier which accounted for more than 10% of purchases. Substantially all of the Company's inventory has, and will be, purchased from manufacturers and distributors with whom the Company has entered into non-exclusive agreements, which are typically cancelable upon 30 days written notice. There can be no assurance that such agreements will not be canceled. The loss of, or significant disruptions in relationships with, suppliers could have a material adverse effect on the Company's business since there can be no assurance that the Company will be able to replace lost suppliers on a timely basis. See "Business
- The Company", "- Industry Overview", "- Business Strategy", and "- Logistics and Materials Management".

         Acquisitions; Integration of Microtec Into the Company's Operations. In July 1997, the Company completed the acquisition of Microtec and, in November 1997, the Company completed the acquisitions of majority interests in Rectech and Techshop. The Company's business strategy includes other potential acquisitions, although the Company is not currently negotiating to acquire any other additional companies and has no commitments, understandings or arrangements with respect to any specific transaction. Acquisitions, including that of Microtec, involve a number of risks that could adversely affect the Company's operating results, including (i) the diversion of management's attention; (ii) the integration of the operations and personnel of the acquired companies; (iii) the amortization of acquired intangible assets; (iv) the assumption of potential liabilities, disclosed or undisclosed, associated with the business acquired; (v) the possibility that the financial and accounting systems utilized by the business acquired will not meet the Company's standards;
(vi) the possibility that the business acquired will not maintain the quality of services that the Company has historically provided; (vii) the dilutive effect of the use of the Company's Common Stock as consideration for transactions; and
(viii) the possibility that the Company will be unable to attract and retain qualified local management for both the acquirees' operations and the ensuing consolidated operations. There can be no assurance that the Company will consummate any future acquisitions on satisfactory terms, that adequate financing will be available on terms acceptable to the Company, or that any acquired operations will be successfully integrated or that such operations will ultimately have a positive impact on the Company, its financial condition or results of operations.

         Tax-Exempt Status. The government of the State of Bahia, Brazil has issued a decree that exempts companies such as the Company's subsidiary, Bahiatech, from the payment of state import duties, state sales tax, and state services tax. Bahiatech has received an exemption from such taxes through and including the year 2003. Additionally, Bahiatech is exempted from the payment of Brazilian federal income tax through and including the year 2004, provided that the Company meets certain budgeted production goals. The Company is not exempted from the payment of a federal social contribution tax of approximately 8% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. In the event that the Company is unable to extend such tax-exempt status, the Company's after-tax earnings as a percentage of net sales would decline by the amount of the tax benefit, which may be substantial. See "Business - Tax Exempt Status".

         Consequences of Technological Changes. The market for the Company's products is characterized by continuous and rapid technological advances and evolving industry standards. Compatibility with industry standards in areas such as operating systems and communications protocols is material to the Company's marketing strategy and product development efforts. In order to remain competitive, the Company must respond effectively to technological changes by continuing to enhance and improve its existing products to incorporate emerging or evolving standards, and by successfully developing and introducing new products that meet customer requirements. There can be no assurance that the Company will successfully develop, market, or support such products or that the Company will respond effectively to technological changes or new product announcements or introductions by others. In the event that the Company does not enhance and improve its products, the Company's sales and financial results could be materially adversely affected. In addition, there can be no assurance that, as a result of technological changes, all or a portion of the Company's inventory would not be rendered obsolete. See "Business - Products".

         Affiliated Transactions and Conflicts of Interest. The Company has, since 1995, received loans and sold securities and certain of its accounts receivable to Georges C. St. Laurent Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, and William C. St. Laurent. The Company believes that the terms of these transactions were no less favorable to the Company than could be obtained from unaffiliated third parties. To the extent the Company enters into transactions with affiliated persons and entities in the future, it will do so only on terms no less favorable to the Company than those available from unaffiliated third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operation", and the Notes to the Company's Consolidated Financial Statements.

         Assets Outside the U.S.; Enforceability of Civil Liabilities Against Foreign Persons. While the Company is a U.S. corporation with executive offices in Florida, its principal operations are conducted by its Brazilian subsidiaries. For the foreseeable future, a substantial portion of the Company's assets will be held or used outside the U.S. (in Brazil). Consequently, enforcement by investors of civil liabilities under the Federal securities laws may be adversely affected by the fact that, while the Company is located in the U.S., its principal subsidiaries and operations are located in Brazil. Although the Company's executive officers and directors are residents of the U.S., except for Messrs. Touma Makdassi Elias and William R. Blackhurst, who are residents of Brazil, all or a substantial portion of the assets of the Company are located outside the U.S.

         The Effect of Volatility on the Repatriation of Excess Retained Earnings Through the Floating Rate Market. For the foreseeable future, Bahiatech does not intend to distribute any excess retained earnings to Vitech, but intends to reinvest such earnings, if any, in the development and expansion of its business. Up to now, substantially all of the retained earnings of the Company on a consolidated basis have been attributable to Bahiatech. Bahiatech is exempted from the payment of Brazilian federal income tax through and including the year 2004, provided that the Company meets certain budgeted production goals. Tax exemption benefits cannot be distributed as dividends to the parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1998, 1997 and 1996 the tax exemption benefits amounted to $5,566,253 ($0.42 per share), $5,202,833 ($0.43 per share) and $2,163,667 ($0.22 per share), respectively.

         In the future, should Bahiatech wish to remit retained earnings in excess of the tax exemption benefits in U.S. Dollars, it may do so only in Reais convertible into U.S. Dollars in the floating rate exchange market. There are two legal foreign exchange markets in Brazil: the Commercial Market and the Floating Market. The "Commercial Market Rate" is the commercial selling rate for Brazilian currency into U.S. Dollars, as reported by the Central Bank. The "Floating Market Rate" generally applies to transactions to which the Commercial Market Rate does not apply. Prior to the implementation of the Real Plan, the Commercial Market Rate and the Floating Market Rate differed significantly at times. Since the introduction of the Real, the two rates have not differed significantly. However, there can be no assurance that there will not be significant differences between the two rates in the future. Both the Commercial Market Rate and the Floating Market Rate are reported by the Central Bank on a daily basis.

         In order for a company to remit retained earnings abroad in U.S. dollars at the Commercial Market Rate, Brazilian law first requires the registration of the foreign capital upon which those retained earnings were made. Bahiatech has not made such registration and therefore is only able to remit excess retained earnings at the Floating Market Rate. The Company uses the Commercial Market Rate for the translation of Bahiatech's results into U.S. Dollars. In the event that Bahiatech remits excess retained earnings at the Floating Market Rate, there can be no assurance that such remittance will not vary from the Company's reported results because of the differences between the Commercial Market Rate and the Floating Market Rate. Although Microtec does not currently intend to distribute any retained earnings to Vitech, it is currently eligible to remit retained earnings in U.S. Dollars at the Commercial Market Rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operation", "Dividend Policy" and "Exchange Rates".

         Government Regulation. The manufacture of computer equipment and related products is subject to various forms of government regulation in the United States and Brazil. The Company and its operations are affected by technology transfer and licensing regulations, tariff regulations, regulations governing currency conversion and transfers of profits between jurisdictions, and labor regulations, among others. While the Company does not believe that such regulations adversely affect the Company or its business presently, there can be no assurance that such regulations will not materially adversely affect the Company in the future. In addition, the government of Brazil has exercised, and continues to exercise, substantial influence over many aspects of the private sector in Brazil.

         Share Price Volatility. The market for securities of technology companies and companies that participate in emerging markets historically has been more volatile than the market for stocks in general. The price of the Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcement of acquisitions, vendor additions or cancellations, creation or elimination of banking or other funding opportunities, favorable or unfavorable coverage of the Company or its officers by the press, and the availability of new products, technology, or services. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many technology and emerging market companies, both related and unrelated to the operating results of such companies. These market fluctuations and other factors may affect the market for the Common Stock. See "Price Range of Common Stock".

         Dependence on Manufacturing Facilities. The Company operates one manufacturing facilities in Ilheus, Bahia, Brazil. In the event such facility were to experience substantial damage or disruption of its operations for any reason, the Company may be required to suspend manufacturing operations or transfer manufacturing operations to an independent facility for an indefinite period of time. While the Company maintains insurance covering various contingencies, any such suspension or disruption of its manufacturing operations could have a material adverse effect on the Company and its results of operations. See "Item 2. Properties".

         Year 2000 Compliance. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date code field, and were not designed to account for the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and accounts receivable modules), inventory and receivables systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on systems of external business enterprises such as distributors, suppliers, creditors, financial organizations, and governmental entities, for accurate exchange of data. Although the Company is in contact with its suppliers to assess their compliance, there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, as the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Based on the information currently available, the Company believes that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on its business, financial condition and results of operations in any given year; however, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

Factors Relating to Brazil

         Political and Economic Conditions. The Brazilian economy has been characterized by frequent and occasionally drastic intervention by the Brazilian government. The Brazilian government has often changed monetary, credit, tariff and other policies to influence the course of Brazil's economy. The Brazilian government's actions to control inflation and effect other policies have often involved wage and price controls as well as other measures, such as freezing bank accounts, imposing capital controls and limiting imports into Brazil. Changes in policy involving tariffs, exchange controls, and other matters could have a material adverse effect on the Company, as could inflation, devaluation, social instability and other political, economic or diplomatic developments, and the Brazilian government's response to such developments.

         The Brazilian political environment has been marked by high levels of uncertainty since the country returned to civilian rule in 1985 after 20 years of military government. The death of a President-elect in 1985 and the resignation of another President in 1992 during his impeachment trial, as well as frequent turnovers at and immediately below the cabinet level, particularly in the economic area, historically have contributed to the absence of a coherent and sustained policy to confront Brazil's economic problems.

         Mr. Fernando Henrique Cardoso, the Finance Minister at the time of the implementation of Brazil's latest economic stabilization plan, was elected President in October 1994. The Real Plan, which has significantly reduced inflation since the introduction of the Real in July 1994, has been continued by the Cardoso government. See "Impact of Extreme Inflation" below. President Cardoso has continued to support free market and privatization measures of recent years, and his government has taken steps in this regard, such as proposing measures for the liberalization of the state petroleum and telecommunications monopolies and the privatization of a number of state-owned enterprises. Although these liberalization measures have enjoyed broad political and public support, some important political factions remain opposed to significant elements of the reform program. In addition, President Cardoso was elected as the leader of a coalition of political parties and governs Brazil by coalition government. As a result, President Cardoso's leadership of Brazil is likely to be subject to more compromises and accommodations than if his party alone had received support from the majority of voters. Furthermore, the Brazilian government's desire to control inflation and to reduce budget deficits may cause it to take actions that will slow or halt Brazilian economic growth.

         Impact of Extreme Inflation. Brazil has historically experienced extremely high rates of inflation. Inflation itself, as well as certain governmental measures to combat inflation, have in the past had significant negative effects on the Brazilian economy. Inflation, actions taken to combat inflation and public speculation about possible future actions have also contributed significantly to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets. Beginning in December 1993, the Brazilian government introduced the Real Plan, an economic stabilization plan designed to reduce inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing the privatization program and introducing a new currency. On July 1, 1994, as part of the Real Plan, the Brazilian government introduced the Real. Since the introduction of the Real, Brazil's inflation rate has been substantially lower than in previous periods. Inflation, as measured by the IGP-DI, was approximately 2,708%, 910%, 15.7%, 9.3%, 7.5% and 1.7% in 1993,
1994, 1995, 1996, 1997 and 1998, respectively. There can be no assurance, however, that the recent lower level of inflation will continue or that future Brazilian governmental actions (including actions to adjust the value of the Brazilian currency such as the devaluation of the Real in January 1999) will not trigger an increase in inflation or that any such increase will not have a material adverse effect on the Company.

         Effects of Exchange Rate Fluctuations. The relationship of Brazil's currency to the value of the U.S. Dollar, and the rates of devaluation of Brazil's currency relative to the prevailing rates of inflation have affected, and may affect, the Company's financial condition and results of operations. Principally all of the Company's sales are denominated in the Real, while the Company's operating results are recorded in U.S. Dollars. Any significant devaluation of the Real relative to the U.S. Dollar could have a material adverse effect on the Company's operating results. Although the Company had used Real futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in Reais, net of accounts payable and other current liabilities denominated in Reais. Currently, the Company is not engaged in any hedging activities. Currency transaction losses for the years ended December 31, 1998 and 1997 were $1,603,670 and $2,665,224, respectively, and were associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

         In the event of a significant devaluation of the Brazilian currency in relation to the U.S. Dollar or other currencies, the ability of the Company to meet its foreign currency denominated obligations could be adversely and materially affected. Increases in the rate of inflation in Brazil subsequent to such a devaluation of the Brazilian currency could adversely affect the business, results of operations and financial condition of the Company. Although the exchange rate between the Real and the U.S. dollar had been relatively stable from mid-July 1994 through late 1998, the spread of the Asian and Russian economic difficulties to South America culminated in the devaluation of the Real in mid-January 1999. By the end of January 1999, the real dropped against the dollar by approximately 45% compared to the end of December 1998. In addition, Gustavo Franco, the president of Brazil's central bank and an architect of the Real Plan, resigned, amid rumors of policy differences between Mr. Franco and Mr. Francisco Lopes, then the central bank's Director of Monetary Policy and who has since been replaced. Although some recent economic measures have been taken by the Brazilian Federal Government in an effort to stabilize the Real, the potential for future devaluation or volatility continues to persist. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Impact of Extreme Inflation".

         Exchange Controls and Restrictions. Brazilian law provides that, whenever there is a serious imbalance in Brazil's balance of payments or serious reasons to foresee such imbalance, the Brazilian government may, for a limited period of time, impose restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil, as it did for approximately six months in 1989 and early 1990, and on the conversion of Brazilian currency into foreign currencies. No assurance can be given that the international transfer of Reais or the Floating Market will remain legally or commercially available to Brazilian residents. There can be no assurance that the Brazilian government will not in the future impose more restrictive foreign exchange regulations that would have the effect of preventing or restricting the Company's access to foreign currency that it may require to meet its foreign currency obligations under foreign currency denominated liabilities.

         Change of Economic Environment. Despite the success to date of the Real Plan in reducing inflation in Brazil, the fiscal adjustment program necessary to reduce government expenditures is not complete after the fifth year of the Real Plan. There can be no assurance that the Real Plan will be more successful than previous economic programs in reducing inflation over the long term, especially in light of (i) the Brazilian congress' delay in the Real Plan and in the reform of the social security system, and (ii) the negative effects of the Asian, Russian and Latin American crises on Brazil, which has caused a flight of foreign investment, the devaluation of the Real and new inflationary pressures on the Brazilian economy. Accordingly, periods of substantial inflation may once again have significant adverse effects on the Brazilian economy, on the value of the Real and on the Company's financial condition, results of operations and future prospects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA





                          Independent Auditor's Report





Board of Directors and Shareholders
Vitech America, Inc.



We have audited the accompanying balance sheet of Vitech America, Inc. and Subsidiaries as of December 31, 1998 and December 31, 1997, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Microtec Sistemas Industria e Comercio S.A. (Microtec), a subsidiary, which statements reflect total assets of $19,437,700 at December 31, 1997, and revenues of $34,714,000 for the period July 10, 1997 (date of acquisition) through December 31, 1997 and are included in the consolidated totals. The financial statements of Microtec were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Microtec, is based solely upon the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material aspects, the financial position of Vitech America, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of operations and cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/  Pannell Kerr Forster PC

New York, New York
April 12, 1999

                              VITECH AMERICA, INC.
                                  Balance Sheet

                                                                                                 December 31,
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------
                                      Assets
Current assets
     Cash and cash equivalents                                                         $   7,719,185      $  22,704,632
     Accounts receivable, net                                                             75,893,857         59,137,869
     Inventories, net                                                                     40,351,585         34,347,087
     Deferred tax asset                                                                            -            702,000
     Due from officers                                                                             -            370,623
       Investment in subordinated debentures - short term                                 14,676,585                  -
     Other current assets                                                                  8,538,379          4,676,804
                                                                                       -------------      -------------
                  Total current assets                                                   147,179,591        121,939,015

Property and equipment, net                                                               19,696,097         12,946,523
Investment in subordinated debentures - long term                                          2,677,906                  -
Investments                                                                                1,248,434          1,181,632
Goodwill, net                                                                             20,191,646         17,570,705
Deferred tax asset                                                                         1,567,000            493,000
Other assets                                                                               3,106,301          1,374,027
                                                                                       -------------      -------------

                  Total assets                                                         $ 195,666,975      $ 155,504,902
                                                                                       -------------      -------------

                         Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                            $  36,748,951      $  15,482,640
     Accrued expenses                                                                      4,811,130          3,131,670
     Taxes payable                                                                         1,804,792                  -
       Deferred tax liability                                                              1,041,000                  -
     Notes payable - related party                                                         6,700,000                  -
     Current maturities of long-term debt                                                    863,021            350,439
     Short-term debt                                                                      25,036,536         20,419,169
                                                                                       -------------      --------------
                  Total current liabilities                                               77,005,430         39,383,918
                                                                                       -------------      -------------

Long-term liabilities
       Convertible notes - related party                                                           -         20,000,000
       Convertible notes                                                                  13,730,535         38,608,250
     Income and sales tax payable                                                                  -            472,839
     Long-term debt                                                                        2,709,655          2,004,064
                                                                                       -------------      -------------
                  Total long-term liabilities                                             16,440,190         61,085,153
                                                                                       -------------      -------------

Commitments and contingencies

Minority interest                                                                                  -          1,427,442
                                                                                       -------------      -------------

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                  -                  -
     Common stock, no par value, 30,000,000 shares authorized,
        14,635,655 and 12,175,639 shares issued and outstanding                           60,844,866         25,486,848
        Accumulated other comprehensive loss                                              (4,607,064)                 -
     Retained earnings                                                                    45,983,553         28,121,541
                                                                                       -------------      -------------
                  Total shareholders' equity                                             102,221,355         53,608,389
                                                                                       -------------      -------------

                  Total liabilities and shareholders' equity                           $ 195,666,975      $ 155,504,902
                                                                                       -------------      -------------

See notes to financial statements

                              VITECH AMERICA, INC.
                               Statement of Income

                                                                                     Year Ended
                                                                                    December 31,
                                                                 --------------------------------------------------
                                                                   1998                 1997               1996
                                                                 --------------     ------------       ------------

Net sales                                                        $ 195,334,579     $ 117,537,403       $ 73,321,398

Cost of sales                                                      115,630,389        76,813,191         53,470,340
                                                                 -------------     -------------       ------------

         Gross profit                                               79,704,190        40,724,212         19,851,058

Selling, general and administrative expenses                        41,586,843        18,167,737          8,083,287
                                                                 -------------     -------------       ------------

         Income from operations                                     38,117,347        22,556,475         11,767,771
                                                                 -------------     -------------       ------------

Other (income) expenses
     Interest expense                                               17,021,670         6,416,206          1,466,773
     Interest income                                                (8,240,546)       (1,866,222)          (589,268)
     Discount on sale of receivables                                 7,496,268         1,497,412          1,433,199
     Foreign currency exchange losses                                1,603,670         2,665,224            547,077
     Other financing expenses                                        1,079,609           (36,000)                 -
                                                                 -------------     -------------       ------------

         Total other expenses                                       18,960,671         8,676,620          2,857,781
                                                                 -------------     -------------       ------------

         Income before provision for
               income taxes and minority interest                   19,156,676        13,879,855          8,909,990

Provision for income taxes                                           2,007,830           980,510            679,402
                                                                 -------------     -------------       ------------

              Income before minority interest                       17,148,846        12,899,345          8,230,588

Minority interest                                                     (713,166)          107,084                  -
                                                                 -------------     -------------       ------------

                  Net income                                     $  17,862,012     $  12,792,261       $  8,230,588
                                                                 -------------     -------------       ------------



Earnings per common share - Basic:
       Net income                                                $  17,862,012     $  12,792,261       $  8,230,588
       Weighted common shares                                       13,166,157        11,924,422          9,144,114
       Net income per common share                               $        1.36     $        1.07       $       0.90
                                                                 -------------     -------------       ------------

Earnings per common share - Assuming dilution:
       Net income                                                $  17,862,012     $  12,792,261       $  8,334,538
       Weighted common shares                                       13,348,269        12,033,798          9,796,754
       Net income per common share                               $        1.34     $        1.06       $       0.85
                                                                 -------------     -------------       ------------


See notes to financial statements

                              VITECH AMERICA, INC.
                  Statement of Changes in Shareholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                  Accumulated
                                                 Number of         Common        Retained        Comprehensive
                                                   Shares           Stock        Earnings             Loss             Total
                                                 ----------     ------------   ------------      -------------       -----------

Balance at December 31, 1995                      8,800,000     $    306,398   $  7,098,692      $           -     $   7,405,090

     Issuance of common stock for cash
      in private placement in August
      1996 ($1.36 per share)                         15,014           20,472              -                  -            20,472

     Issuance of common stock for
      cash in initial public offering
      in November 1996 ($9.09 per
      share)                                      2,327,050       17,877,033              -                  -        17,877,033

     Issuance of common stock for
      conversion of note payable
      in November 1996                              652,641        2,000,000              -                  -         2,000,000

     Net income                                           -                -      8,230,588                  -         8,230,588
                                                 ----------     ------------   ------------      -------------     -------------

Balance at December 31, 1996                     11,794,705     $ 20,203,903   $ 15,329,280      $           -     $  35,533,183

       Issuance of common stock for
        cash from the exercise of warrants
        in 1997 ($9.09 per share)                    22,327          202,960              -                  -           202,960

       Issuance of common stock for
        acquisition of business in July
         1997 ($12.73 per share)                    212,145        2,700,000              -                  -         2,700,000

       Issuance of common stock for
        acquisition of businesses in
        November 1997 ($16.25 per share)            146,462        2,379,985              -                  -         2,379,985

       Net income                                         -                -     12,792,261                  -        12,792,261
                                                 ----------     ------------   ------------      -------------     -------------

Balance at December 31, 1997                     12,175,639     $ 25,486,848   $ 28,121,541      $           -     $  53,608,389

      Issuance of common stock for cash
        from the exercise of warrants in
        1998 ($9.09 per share)                        2,200           20,000              -                  -            20,000

      Issuance of common stock for cash
        from the exercise of warrants in
        1998 ($12.73 per share)                      27,500          350,075              -                  -           350,075

      Issuance of common stock for
        conversion of notes payable in 1998
        ($14.40 average price per share)          2,430,316       34,987,943              -                  -        34,987,943

      Net income                                          -                -     17,862,012                  -        17,862,012

      Foreign currency translation adjustment             -                -              -         (4,607,064)       (4,607,064)
                                                 ----------     ------------   ------------      -------------     -------------

Balance at December 31, 1998                     14,635,655     $ 60,844,866   $ 45,983,553      $  (4,607,064)    $ 102,221,355
                                                 ----------     ------------   ------------      -------------     -------------

See notes to financial statements

                              VITECH AMERICA, INC.
                             Statement of Cash Flows

                                                                                               Year Ended
                                                                                               December 31,
                                                                            ------------------------------------------------
                                                                                1998              1997              1996
                                                                            -------------     -------------    -------------
Cash flows from operating activities
     Net income                                                             $  17,862,012     $  12,792,261    $   8,230,588
     Adjustments to reconcile net income to net cash provided
      (used) in operating activities
         Depreciation                                                           2,662,489         1,184,707          263,800
              Amortization of goodwill                                            924,949           321,369                -
              Minority interest                                                  (713,166)          107,084                -
         Provision for doubtful accounts                                        3,314,367           286,276          563,434
         Provision for inventory obsolescence                                     914,546                 -          181,566
         Changes in assets and liabilities
              Accounts receivable                                             (39,980,910)      (22,137,077)     (15,164,106)
              Inventories                                                      (6,919,044)      (12,259,189)      (5,997,069)
              Deferred tax asset                                                  669,000          (398,995)         102,530
              Other assets                                                     (7,655,794)       (4,855,932)        (204,793)
              Trade accounts payable                                           21,266,311         1,858,457       (4,484,367)
              Accrued expenses                                                  1,679,460           502,512          231,565
              Due to/from officers                                                370,623          (298,411)        (196,645)
              Income and sales taxes payable                                    3,315,737        (1,333,389)         976,073
                                                                            -------------     -------------    -------------
                  Net cash provided (used) in operating activities                348,227       (24,230,327)     (15,497,424)
                                                                            -------------     -------------    -------------
Cash flows from investing activities
     Purchases of property and equipment                                       (9,412,063)       (6,597,303)      (2,968,921)
     Payment for business acquisitions, net of cash acquired                   (3,180,557)      (10,376,969)               -
     Other investments                                                            (66,802)         (398,440)        (178,192)
                                                                            -------------     -------------    -------------
                  Net cash (used) in investing activities                     (12,659,422)      (17,372,712)      (3,147,113)
                                                                            -------------     -------------    -------------
Cash flows from financing activities
     Deferred financing expense                                                         -          (637,609)               -
     Net proceeds under short-term bank borrowings                              6,877,589        13,443,649       (1,870,567)
     Net payments of taxes payable                                               (472,839)         (230,236)               -
     Proceeds from notes payable - related party                                                  5,000,000        5,000,000
     Repayment of notes payable - related party                                                 (10,000,000)      (1,911,917)
     Proceeds from convertible note - related party                                              20,000,000                -
     Proceeds from convertible notes                                          (10,969,381)       38,608,250                -
     Payment of note payable for business acquisition                          (2,260,222)       (3,718,750)               -
     Proceeds from issuance of senior debentures                                                          -        1,365,000
     Repayment of senior debentures                                                                       -       (1,365,000)
     Proceeds from notes payable                                                7,918,173           768,225        1,191,564
     Repayment of notes payable                                                                    (886,549)         (20,242)
     Net proceeds from sale of common stock                                       370,075           202,960       17,897,505
                                                                            -------------     -------------    -------------
                  Net cash provided (used) by financing activities              1,463,395        62,549,940       20,286,343
                  Foreign exchange effect on cash and cash equivalents         (1,500,000)                -                -
                                                                            -------------     -------------    -------------
                  Net increase (decrease) in cash and cash equivalents        (14,985,447)       20,946,901        1,641,806

Cash and cash equivalents - beginning of year                                  22,704,632         1,757,731          115,925
                                                                            -------------     -------------    -------------
Cash and cash equivalents - end of year                                     $   7,719,185     $  22,704,632    $   1,757,731
                                                                            -------------     -------------    -------------

See notes to financial statements

                              VITECH AMERICA, INC.
                       Statement of Cash Flows (continued)

                                                                                                  Year Ended
                                                                                                 December 31,
                                                                               ------------------------------------------------
                                                                                   1998               1997              1996
                                                                               ------------       ------------      -----------
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                          $ 15,414,878       $  6,836,325      $ 2,896,284
                                                                               ------------       ------------      -----------
         Income taxes                                                               351,552       $    565,446      $   852,119
                                                                               ------------       ------------      -----------

Supplemental schedule of non-cash investing and financing activities

     Conversion of note payable to 652,641 shares of common stock              $          -       $          -      $ 2,000,000
                                                                               ------------       ------------      -----------
     Conversion of notes payable to 2,430,316 shares of common stock           $ 34,154,500       $          -      $         -
                                                                               ------------       ------------      -----------
     Property and asset received in exchange for outstanding accounts
       receivable                                                              $          -       $          -      $ 1,517,257
                                                                               ------------       ------------      -----------
     Investment in property and equipment through financing agreements         $  2,122,330       $    871,503      $         -
                                                                               ------------       ------------      -----------
     Issuance of common stock and a note payable for the acquisitions
       of subsidiaries                                                         $          -       $ 11,029,985      $         -
                                                                               ------------       ------------      -----------

See notes to financial statements

                              VITECH AMERICA, INC.
                          Notes to Financial Statements
                                December 31, 1998


Note 1 - Organization and principal industry

Vitech America, Inc. (the "Company"), a Florida corporation, was incorporated in June 1993. The Company, through its subsidiaries, is engaged in the manufacture and sale of computer equipment and related products. On March 7, 1995, the majority shareholders of the Company formed Bahiatech Bahia Tecnologia, Ltda. ("Bahiatech") and on October 12, 1995, the Company acquired a 99% interest in Bahiatech. Bahiatech, located in Ilheus, Bahia, Brazil, is engaged in the manufacture and sale of computer and electronic equipment and their components. On July 10, 1997, the Company acquired a 94.4% interest in Microtec Sistemas Industria e Comercio S.A. ("Microtec"). Microtec, located in Sao Paulo, Brazil, is engaged in the manufacture and sale of computers and related products. In September 1998, the Company acquired an additional 4.1% interest in Microtec to bring its total ownership interest up to 98.5%. In November 1997, the Company acquired a controlling interest in Techshop Ltda., Tech Stock Ltda. and Rectech
- Recife Tecnologia Ltda., all of which are located in Brazil and are engaged in the distribution and retail sale of computers and related equipment. In December 1998, the Company acquired an additional interest in Techshop Ltda., Tech Stock Ltda. and Rectech - Recife Tecnologia Ltda., to bring its ownership interest up to 99% for each.

All of the sales of the Company are concentrated in Brazil, with approximately 0%, 9% and 38% to one unrelated customer in 1998, 1997 and 1996, respectively, and 11% to Vitoria Tecnologia S.A. ("Vitoria"), an affiliate through common ownership, in 1996.

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

Goodwill

Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost and is amortized, on a straight-line basis, over the estimated future periods to be benefited (20yrs.). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. At December 31, 1998 and 1997 the accumulated amortization of goodwill was $1,246,318 and $321,369, respectively.

Investments

Investments include land held for development which is carried at cost and is comprised of undeveloped parcels near Ilheus, Bahia, Brazil.

Research and development

Research and product development costs are expensed as incurred. For the years ended December 31, 1998, 1997 and 1996, research and development expenses amounted to $1,736,000, $1,346,000, and $0, respectively.

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

Bahiatech operates in the North-east region of Brazil and enjoys an exemption from income taxes through and including the year 2004. Bahiatech is entitled to an exemption from income taxes on the Brazilian operating profit ("Lucro da

Exploracao") once twenty percent of the budgeted production goals in units are met in each year during the exemption period. This benefit is reported as a reduction of income tax expense for the period in which earned.

Net income per share

Basic and diluted earnings per share ("EPS") are calculated in accordance with SFAS 128, "Earnings Per Share". Basic EPS is computed by dividing reported net income by the weighted average shares outstanding. Diluted EPS assumes the conversion of outstanding convertible debt and the dilutive effect of stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Year Ended
                                                                 December 31,
                                               ---------------------------------------------
                                                  1998              1997             1996
                                               ------------     ------------    ------------

  Net income for basic
    income per common share                    $ 17,862,012     $ 12,792,261    $  8,230,588

  Adjustments to net income (a)(b)                        -                -         103,950
                                               ------------     ------------    ------------

  Net income for diluted
    income per common share                    $ 17,862,012     $ 12,792,261    $  8,334,538
                                               ------------     ------------    ------------

  Weighted average number of shares
    for basic income per share                   13,166,157       11,924,422       9,144,114

  Dilutive securities:
      Stock options                                 142,515           81,746               -
      Warrants                                       39,597           27,630               -
      Convertible debt (a)(b)                             -                -         652,640
                                               ------------     ------------    ------------

  Weighted average number of shares
    for diluted income per share                 13,348,269       12,033,798       9,796,754
                                               ------------     ------------    ------------

  Net income per common share:
      Basic                                    $       1.36     $       1.07    $       0.90
                                               ------------     ------------    ------------
      Assuming Dilution                        $       1.34     $       1.06    $       0.85
                                               ------------     ------------    ------------

(a) For the years ended December 31, 1998 and 1997, the effects on earnings per share of the 10% convertible notes (see notes 12 and 13), which are convertible into 930,369 and 3,990,447 shares of common stock, respectively, would have been antidilutive and therefore are not included in the above computation.
(b) The year ended December 31, 1996 include the effects of a 9% convertible note.

For the year ended December 31, 1998, there were 3,300,000 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. For 1997, there were 3,326,400 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. In 1996, there were 4,477,000 outstanding stock options and 250,025 warrants not included in the computation of diluted earnings per share of common stock because the options and warrants' exercise prices were greater than the average market price of the common shares

Translation into U.S. dollars

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles and are stated in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of the Company's subsidiaries were translated into U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the Brazilian currency, the Real, as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. Any translation adjustments are reflected as a component of shareholders' equity. In addition, the Company recorded a currency exchange transaction loss associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

Exemption of value added tax (ICMS)

Bahiatech is exempt from ICMS (Value Added Tax) on imported materials and components, and on the sales of the finished products arising from such raw materials through and including the year 2003. The benefits are reflected in sales and cost of sales.

International operations

The Company operates in one industry segment (the manufacture and distribution of computer and electronic equipment and related products) and manufactures and markets its products and services through its foreign subsidiaries located in Brazil. As a result, principally all of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future. During 1998 and 1997, the Company did not enter into any significant foreign exchange contracts as a hedge against exposures to fluctuations in currency exchange rates associated with its foreign subsidiaries. See Note 19 - Subsequent events.

Stock-based compensation

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) in 1996. The Company has included in note 13, the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the year ended December 31, 1998, comprehensive income was $13.3 million as compared to reported net income of $17.9 million. Comprehensive income includes a cumulative translation adjustment of $4.6 million associated with the translation of the Company's subsidiary financial statements to the US dollar. For the years ended December 31, 1997 and 1996, comprehensive income and reported net income were the same.

Segment data

During 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the consolidated financial position or results of operations of the Company. Management has determined it operates in one industry segment.

New Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company may use foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

In 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on when costs incurred for internal-use computer software are and are not to be capitalized, and on the accounting for such software that is marketed to customers. The adoption of this SOP is not expected to have a material impact on the Company's consolidated financial position or results of operations.

The Financial Accounting Standards Board issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," in June 1996. Statement 125 was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and the Company adopted it in the first quarter of 1998, since the Company did not have transactions of this nature prior to 1998. Statement 125 provides guidance in determining whether a transfer of a financial asset represents a sale or a secured borrowing, as well as the accounting for any servicing assets retained. The Statement also provides guidance relating to extinguishment of liabilities by debtors. (See Notes 4 and 5)

Note 3 - Related party transactions

The Company made sales to Vitoria Tecnologia S.A., an entity related through common ownership, during 1996 in the amount of $8,066,878. Additionally, during 1996, the Company purchased $4,181,727 of inventory from Vitoria.

As discussed in notes 7 and 11, the Company has outstanding debt obligations to a related party.

During 1996, the Company's subsidiary sold to an affiliate $12,070,738 of its trade accounts receivable for $10,637,539 and accordingly, recognized a discount on the sale in the amount of $1,433,199 which is reflected in the accompanying statement of income.

During 1998, the Company bought and sold products and services from/to ITC.net, an entity related through common ownership, valued in the amount of approximately $1.1 million. As of December 31, 1998, the Company had a payable outstanding to ITC.net of $329,548 which is included in trade accounts payable. Additionally, during 1998, the Company entered into a joint marketing agreement with ITC.net, whereby the two companies will cross sell each others products. In consideration for the joint marketing agreement, ITC.net granted to the Company's shareholders of record date March 1, 1999, warrants to purchase one share of ITC.net common stock for every share of the Company owned by the shareholder. The warrants have an exercise price of $0.15 per share and are non-exercisable and non-transferable until such time that there is an effective registration statement covering the securities of ITC.net.

Note 4 - Accounts receivable

Accounts receivable as of December 31 consisted of the following:

                                                   1998                1997
                                               ------------        ------------

      Consumer receivables - Class I (a)       $ 18,553,473        $ 12,115,838
      Consumer receivables - Class II (b)         3,500,427          12,403,825
      Trade accounts receivables                 59,340,035          36,803,916
                                               ------------        ------------
                                                 81,393,935          61,323,579
      Allowance for doubtful accounts            (5,500,078)         (2,185,710)
                                               ------------        ------------
                                               $ 75,893,857        $ 59,137,869
                                               ------------        ------------

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

In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech, may sell certain of its accounts receivable to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized global medium term notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

During the year ended December 31, 1998, the Company completed the sale of an aggregate amount of approximately $140 million of its accounts receivable to TAC at a discount of approximately $7.5 million for cash and a subordinated debenture. The subordinated debenture is a revolving non-interest bearing bearer note. (See Note 5)

There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The Company serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the relevant repurchase date, the Company shall be required to deposit, within twenty-four
(24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, there is a contingent liability in the amount of approximately $60.9 million which represents the balance as of December 31, 1998, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

Note 5 - Investment in subordinated debentures

In connection with the TAC financing program whereby the Company receives cash and subordinated debentures (which represents its retained interest in the program) in consideration for the sale of its accounts receivable to TAC, the Company has an investment in subordinated debentures at December 31, 1998 as follows:

              Current portion                 $ 14,676,585
              Long term portion                  2,677,906
                                              ------------
                    Total                     $ 17,354,491
                                              ------------

The subordinated debentures are U.S. dollar denominated, non-interest bearing bearer notes that are subordinated to the senior notes issued by TAC and arise from the overcollateral amount and the unpaid principal amount of each series of senior notes outstanding. The financing program requires a minimum overcollateral ratio, as defined, of 125%. With the exception of amounts payable to it on any excess overcollateral date, as defined, the bearer of the debenture will not be entitled to receive any payment until the final termination date, as defined, of the program. The overcolleral ratio of the program at December 31, 1998 was approximately 127%.

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company is currently not selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation.

TAC has made a proposal to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program inorder to allow the TAC program to operate more effectively in the post devaluation environment. While the Company continues to believe that TAC could continue to be a viable financing source, should TAC fail to gain consensus among the holders of TAC notes concerning its proposal or should the macroeconomic conditions fail to recover, then the Company may choose not to sell any additional accounts receivable to TAC, other than pursuant to its repurchase obligation.

Note 6 - Inventories

Inventories as of December 31 are summarized as follows:

                                                    1998                1997
                                                ------------       ------------

     Consigned inventories                      $          -       $  3,961,748
     Finished goods                                8,962,317         11,338,211
     Work in process                                 893,905          2,457,381
     Components in the factory                    22,886,048         14,163,444
     Components in transit  (a)                    9,039,315          2,942,757
                                                ------------       ------------
                                                  41,781,585         34,863,541
     Less allowance for obsolescence              (1,430,000)          (516,454)
                                                ------------       ------------
                                                $ 40,351,585       $ 34,347,087
                                                ------------       ------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 7 - Property and equipment

Property and equipment is summarized as follows:

                                                    1998             1997
                                               ------------     ------------

Property                                       $  3,889,000     $  1,025,487
Furniture, office and transportation
 equipment                                        8,198,197        4,906,174
Warehouse and manufacturing equipment             7,029,570        3,902,086
Computers and telecommunications equipment        4,066,794        3,742,926
Construction in progress and projects             1,604,519        1,306,910
                                               ------------     ------------
                                                 24,788,080       14,883,583
Less accumulated depreciation                    (5,091,980)      (1,937,060)
                                               ------------     ------------
                                               $ 19,696,097     $ 12,946,523
                                               ------------     ------------

The Company leases equipment under capital leases (See Note 10). As of December 31, 1998 and 1997, the cost of such equipment approximated $2,900,000 and $870,000 respectively.

Note 8 - Notes payable - related party

The Company had the following note payable to an affiliate of the majority shareholders' at December 31, 1998 and 1997:

                                                        1998            1997
                                                    -----------      ----------

Promissory note payable, due on demand bearing
  Interest at 15%                                   $ 6,700,000      $        -

Additionally, in April 1997, an affiliate of the majority shareholders' loaned the Company $5,000,000. The loan was evidenced by a promissory note bearing interest at the rate of 20% per annum and had a term of 180 days. The note was repaid in full in October 1997 from the proceeds of a convertible note issuance (see note 12).

During 1998, 1997 and 1996, the Company incurred interest expense of $77,424, $1,265,754 and $38,356, respectively, in connection with these obligations.

Note 9 - Short-term debt

Short-term debt consists of the following at December 31, 1998 and 1997:

                                                                     1998              1997
                                                                  ------------     -------------
Short-term bank loans denominated in Brazilian currency
  bearing interest rates averaging 2.5% per month (2.6% per
  month in 1997) and maturing on a revolving basis                $ 11,629,143     $   3,575,490

Short-term bank loans denominated in US dollars,
  bearing interest rates averaging 1% per month and maturing
  on a revolving basis                                              13,407,393        14,612,429

Note payable for the acquisition of Microtec maturing in
  March 1998                                                                 -         2,231,250
                                                                  ------------     -------------
                                                                  $ 25,036,536     $  20,419,169
                                                                  ------------     -------------

Weighted average interest rate on short-term borrowing amounted to approximately 1% and 1.8% per month for the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company had approximately $9,500,000 ($5,800,000 as of December 31, 1997) of its accounts receivable in guarantee of short-term debt. As of December 31, 1998, the Company had available approximately $8 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

Note 10 - Long-term debt

Long-term debt at December 31, 1998 and 1997 is summarized as follows:

                                                                         1998           1997
                                                                     -----------    -----------
Construction loan payable (a)                                        $   623,305    $   757,664

Note payable maturing October 1999 which requires monthly
  payments of $10,503 applied first to interest at 6.67% per
  annum and the balance to reduction of principal                         92,074        207,962

Notes payable for working capital and fixed asset purchases
  maturing in January1999 with interest averaging 20%
  per annum                                                                    -        478,276

Note payable maturing September 2001 which requires quarterly payments of $13,075 applied first to interest at 10.5% per
  annum and the balance to reduction of principal                        123,529        160,408

Note payable maturing August 2001 which requires monthly
  payments of $750 applied first to interest at 9.9% per
  annum and the balance to reduction of principal                         20,578         27,161

Capital leases payable (b)                                             1,622,621         86,032

Others                                                                 1,090,569        637,000
                                                                     -----------    -----------
                                                                       3,572,676      2,354,503
Less current maturities                                                 (863,021)      (350,439)
                                                                     -----------    -----------
                                                                     $ 2,709,655    $ 2,004,064
                                                                     -----------    -----------

(a) In August 1996 Bahiatech entered into a loan credit facility totaling $3,405,329, comprised of a working capital line of credit of $757,664 and a construction loan credit facility of $2,619,484 to be utilized for the construction of a new manufacturing and administrative plant in Ilheus, Brazil. The working capital facility, which has been drawn down, bears interest at the Brazil Central Bank rate for long-term debts plus 7% (at December 31, 1998 approximately 25%). The terms of this facility are currently being renegotiated. During 1998 and 1997, there were no additional borrowings under the facility. Interest on the working capital portion is being paid quarterly. The credit facilities are guaranteed by a first mortgage lien on the new plant, a lien on land held for development located in Ilheus, Bahia and the personal guarantees of the two principal officers of the Company.

(b) In March 1998, the Company entered into a capital lease for $1,200,000 for the purchase of manufacturing equipment. The capital lease has a term of 60 months, bears an adjustable interest rate (currently 9.9%) and requires a monthly payment of $25,437. In October 1998, the Company entered into a capital lease for $529,105 for the acquisition of equipment. The capital lease has a term of 3 years and bears an annual interest rate of 9.7% and requires quarterly payments of $51,000.

Maturities of long-term debt at December 31, 1998 are as follows:

             Year ending
            December 31,
            ------------

               1999             $   863,021
               2000               1,139,856
               2001                 956,367
               2002                 413,078
               2003                 200,354
                                -----------
                                $ 3,572,676
                                -----------

Note 11 - Income taxes

The components of the provision for income taxes are as follows:

                              1998            1997           1996
                           ----------      ----------    -----------
         Current
              Federal     $         -     $    39,342    $  (140,770)
              State                 -               -              -
              Foreign       1,338,830         989,718        717,642
                          -----------     -----------    -----------
                            1,338,830       1,029,060        576,872
                          -----------     -----------    -----------
         Deferred
              Federal               -               -         92,652
              State                 -               -          9,878
                Foreign       669,000         (48,550)             -
                          -----------     -----------    -----------
                              669,000         (48,550)       102,530
                          -----------     -----------    -----------
                          $ 2,007,830     $   980,510    $   679,402
                          -----------     -----------    -----------

There were no material reconciling items between the U.S. Federal Statutory tax rate and the effective tax rate on U.S. based income. In 1996, the Company carried back a current year operating loss to recover U.S. Federal income taxes paid in prior years.

Included in the accompanying balance sheet at December 31, 1998, is a non-current deferred tax asset of $1,567,000 and a current deferred tax liability of $1,041,000 related to the operations of Microtec. Included in the accompanying balance sheet at December 31, 1997, is a current deferred tax asset of $702,000 and a non-current deferred tax asset of $493,000 related to the operations of Microtec. Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated using enacted rates in effect in the years in which the differences are expected to reverse and (b) tax-loss carryforwards.

Principal components of deferred tax assets and liabilities included in the balance sheet at December 31, 1998 and 1997 are as follows:

                                                       1998            1997
                                                   ------------     ----------
     Deferred tax assets (liabilities)
       Net operating loss carryforward             $  1,567,000    $   493,000
       Operating costs currently not deductible         925,000      1,105,000
       Revenues currently not taxable                (1,966,000)      (403,000)
                                                   ------------    -----------
               Net tax deferred assets             $    526,000    $ 1,195,000
                                                   ------------    -----------

Although the realization of the net deferred tax asset is not assured, management believes such realization is more likely than not to occur. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period should be reduced.

At December 31, 1998, Microtec had tax loss carryforwards of $4,803,000 with no expiration date.

The Brazilian federal statutory income tax rate varies according to the level of income and to the taxes and levies applicable to any one year. The federal statutory income tax rate applicable to the subsidiary is a composite rate approximating 33% for 1998 and 1997. This rate includes a 8% federal levy on net income, sometimes referred to as Social Contribution. The difference from the effective tax rate and the composite rate relates to the income tax exemption of Bahiatech as described in note 2.

As of December 31, 1998 and 1997, the Company has not provided for withholding or U.S. federal income taxes on accumulated undistributed earnings of its foreign subsidiaries as the Company does not intend to distribute such earnings in the foreseeable future. The cumulative undistributed earnings of the Company's foreign subsidiaries amounted to $39,430,996 and $27,874,495 at December 31, 1998 and 1997, respectively. See note 14.

Note 12 - Convertible notes - related party

On June 26, 1997, the Company completed a private placement of a two year senior convertible note to Georges C. St. Laurent Jr., ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and Chief Executive Officer of the Company, and William St. Laurent, the President and Chief Operating Officer of the Company, for the principal amount of $10 million. The note accrued interest at an annual rate of 10% payable monthly and was convertible into Common Stock, in whole or in part, at the rate of one share of Common Stock for each $13.64 of principal converted. The proceeds of the note were used for the acquisition of Microtec and for general working capital purposes. On July 15, 1998, GSL Jr. converted such note into an aggregate of 755,333 shares of Common Stock, which included 22,000 shares as an incentive for GSL Jr. to convert such note.

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

During the year ended December 31, 1998, the Company recorded a financing expense of $706,500 for the issuance of the additional shares included as an incentive for GSL Jr.'s conversion of these notes.

Note 13 - Convertible notes

On October 10, 1997, the Company completed a private placement of three year 10% convertible promissory notes (the "Notes") resulting in gross proceeds to the Company of $20,000,000. The private placement was between the Company and four institutional investors. The Notes are convertible at a conversion price of $15.00 subject to stock-splits, stock dividends, rights offering other similar events. In the event that the Company shall have declined to repay in full, following the exercise by noteholders of the First or Second Put Right (as defined below), the Initial Conversion Price shall be (i) the lesser of .85 multiplied by the 10-day weighted average sale price on Nasdaq as reported by Bloomberg, LP (or other principal exchange on which the Company's securities are traded) for the lowest 10-day consecutive period during the 30 consecutive trading day period ending one trading day prior to the conversion date or (ii) $15.00 per share. The net proceeds of this offering were used for the repayment of $10 million of 20% notes payable to GSL Jr., for the purchase of Microtec and for general corporate and working capital purposes.

Beginning October 10, 1998 and continuing for a period of 30 days thereafter, each noteholder shall have the right ("First Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes held by such holder at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest thereon. Commencing 180 days after the First Put Date and continuing for a period of 30 days thereafter, each Noteholder shall have a second right (the "Second Put Right") to request the Company to repurchase all, but not less than all of the outstanding Notes at a price equal to 115% of the principal amount thereof plus accrued and unpaid interest thereon. The purchase price for any Put Right shall be paid in four equal monthly installments on the last business day of each month commencing on the first full month following the put notice with respect to the applicable First or Second Put Right, with interest on each installment at the rate of 10% per annum. The Company shall have the right at any time from time to time commencing on October 10, 1998 to purchase 8.33% of the Notes in any one month from any holder at a call price equal to 112% of the principal amount, plus accrued and unpaid interest thereon, provided that such call price shall increase by 1% on the 10th day of each subsequent month until October 10, 1999.

In July 1998, holders of the Notes converted $400,000 in principal amount, plus accrued interest, into 26,780 shares of Common Stock. On October 31, 1998, the Company called and repurchased an aggregate principal amount $1,632,680 of the Notes at a call price of 112% of the principal amount. On October 31, 1998, the holders of the Notes exercised their First Put Right and requested the Company to repurchase the remaining aggregate principal amount of $17,967,320 of the Notes at a put price equal to 110% of the principal amount. In accordance with the terms of the Notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders of the Notes to repay the remaining principal outstanding on the Notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest.

Additionally, on October 10, 1997, the Company completed the issuance of an additional $18,608,250 of three year 10% convertible notes. The notes were issued in a private placement transaction to 52 accredited investors. The net proceeds from such offering were used for the expansion of inventory, the increase of manufacturing capacity and for the repayment of short-term debt to Brazilian banks. This offering, which was not conditioned on completion of the previously described offering of Notes, provided for the issuance of convertible notes containing substantially the same terms and conditions of the Notes as set forth above, including the First and Second Put Right. The Company has registered the resale of the shares of Common Stock issuable upon conversion. In July 1998, certain holders of these notes converted $13,754,500 in principal amount into an aggregate of 944,476 shares of Common Stock, which included 27,509 shares as an incentive for the noteholders to convert. For the year ended December 31, 1998, the Company recorded a financing expense of $373,000 for the issuance of the additional shares included as an incentive for conversion of these notes. On October 1, 1998, holders of an aggregate principal amount of $913,750 of such notes exercised their right to request the Company to repurchase their notes at a price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company paid for the repurchase of the notes in four equal monthly installments, with interest on each installment accruing at the rate of 10% per annum.

During the year ended December 31, 1998, the Company recorded a financing expense of $373,109 for the issuance of the additional shares included as an incentive for the conversion of these notes.

The Company incurred fees and expenses equal to approximately 1.75% of the gross proceeds of the offerings, of which approximately $125,000 was paid to a director of the Company, and issued warrants to purchase 219,443 shares of the Company's Common Stock.

In September 1998, the Company issued a 3 year convertible note for the principal sum of $450,000. The convertible note bears interest at the annual rate of 10% and is convertible into common shares of the Company at the rate of $10 per share. The proceeds of the convertible note were used for the acquisition of the minority interest of Microtec.

Note 14 - Shareholders' equity

Common stock

Information on warrants is shown in the following table:

                                          Warrants        Warrants          Price            Weighted
                                        Outstanding      Exercisable        Range         Average Price
                                        -----------      -----------    --------------    -------------
    Balances at December 31, 1995               -               -       $            -        $     -
      Granted in 1996                      30,026          30,026                 9.09           9.09
      Granted in 1996                     220,000               -                12.73          12.73
                                          -------         -------       --------------        -------

    Balances at December 31, 1996         250,026          30,026         9.09 - 12.73          12.27
      Granted in 1997                     241,387         241,387                15.00          15.00
      Became exercisable                        -         220,000                12.73          12.73
      Warrants exercised                  (22,326)        (22,326)                9.09           9.09
                                          -------         -------       --------------        -------

    Balance at December 31, 1997          469,087         469,087       $ 9.09 - 15.00        $ 13.62
      Granted in 1998                           -               -                    -              -
      Became exercisable                        -               -                    -              -
      Warrants exercised                  (29,700)        (29,700)        9.09 - 12.73          12.46
                                          -------         -------       --------------        -------

    Balance at December 31, 1998          439,387         439,387       $ 9.09 - 15.00        $ 13.94
                                          -------         -------       --------------        -------

Of the warrants outstanding, 5,500 expire in November 1999, 192,500 expire in November 2001, and 241,387 expire in October 2002.

Subsidiary retained earnings and dividends

At December 31, 1998 and 1997, shareholders' equity consisted of $46,335,016 and $27,874,495, respectively, in retained earnings generated from the operations of the Company's subsidiaries. Of these amounts $46,631,976 and $26,941,252, respectively, were generated from the operations of Bahiatech. Bahiatech is exempt from the payment of Brazilian federal income tax through and including the year 2004. Tax exemption benefits cannot be distributed as dividends to the Company in U.S. dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1998, 1997 and 1996 the tax exemption benefits amounted to approximately $5,600,000 ($0.42 per share), $3,000,000 ($0.25 per share) and
$2,200,000 ($0.22 per share), respectively.

In the future, should Bahiatech wish to remit retained earnings in excess of the tax exemption benefits, it may do so only in the Brazilian currency, the Reais, convertible into U.S. dollars in the floating rate exchange market (the "Floating Market"). There are two legal foreign exchange markets in Brazil: the commercial rate exchange market (the "Commercial Market") and the floating rate exchange market (the "Floating Market Rate"). The "Commercial Market Rate" is the commercial selling rate for Brazilian currency into U.S. dollars, as reported by the Central Bank of Brazil. The "Floating Market Rate" generally applies to transactions to which the Commercial Market Rate does not apply. Prior to the implementation of the Real Plan, the Commercial Market Rate and the Floating Market Rate differed significantly at times. Since the introduction of the Real, the two rates have not differed significantly, although there can be no assurance that there will not be significant differences between the two rates in the future. Both the Commercial Market Rate and the Floating Market Rate are reported by the Central Bank on a daily basis.

In order for a company to remit retained earnings abroad in U.S. dollars at the Commercial Market Rate, Brazilian law first requires the registration of the foreign capital upon which those retained earnings were made. Bahiatech has not made such registration and therefore is only able to remit excess retained earnings at the Floating Market Rate. The Company uses the Commercial Market Rate for the translation of Bahiatech's results into U.S. Dollars. In the event that Bahiatech remits excess retained earnings at the Floating Market Rate, there can be no assurance that such remittance will not vary from the Company's reported results because of the differences between the Commercial Market Rate and the Floating Market Rate. Microtec is eligible to remit excess retained earnings at the Commercial Market Rate.

Cumulative tax exemption benefits totaling $15,764,753 at December 31, 1998 cannot be distributed as dividends and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law.

Stock options

Information on stock options is shown in the following table:

                                               Options            Options            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           -----------------  ----------------   --------------   -----------------
    Balances at December 31, 1995              403,150               39,710         .04 -   .82            .18
    Granted (a)                              4,493,500                    -         .86 - 22.73          19.11
    Became exercisable                               -            4,717,537         .04 - 22.73          18.21
    Exercised                                 (151,987)            (151,987)        .11 -   .82            .33
                                             ---------            ---------      --------------       --------

    Balances at December 31, 1996            4,744,663            4,605,260         .04 - 22.73          18.10
    Granted                                    144,427                    -        8.18 - 16.36          12.16
    Became exercisable                               -              176,437         .04 - 16.36           8.09
    Exercised                                 (152,130)            (152,130)        .04 -  1.16            .07
    Other                                       24,387              (26,180)                  -              -
                                             ---------            ---------      --------------       --------

    Balances at December 31, 1997            4,761,347            4,603,387      $  .04 - 22.73       $  18.40
    Granted                                     33,000                    -               14.09          14.09
    Became exercisable                               -              103,730         .04 - 14.09           4.51
    Exercised (b)                              (11,440)             (11,440)                .04            .04
    Other                                      (28,600)              (2,200)
                                             ---------            ---------      --------------       --------

    Balances at December 31, 1998 (c)        4,754,307            4,693,477          04 - 22.73          18.14
                                             ---------            ---------      --------------       --------

(a) Includes 16,500 options granted to certain employees and consultants of the Company and are an option to purchase shares from the principal shareholders of the Company. The exercise of such options will not result in the issuance of new shares by the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

(b) Such exercised options consisted of options issued by principal shareholders to certain employees of the Company. The exercise of such options did not result in the issuance of new shares by the Company.

(c) Of the options outstanding at December 31, 1998, 128,480 consist of options issued by principal shareholders to certain employees of the Company. The exercise of such options will not result in the issuance of new shares by the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

In January 1998 and 1997, the Company granted options to purchase up to 33,000 and 22,000 shares of common stock to directors with an exercise price of $14.09 and $8.18 per share, respectively.

During 1997, the Company granted options to purchase a total of 82,827 shares of the Company's common stock at exercise prices of from $10.91 to $16.36 per share to a related party. Such options were granted in connection with consulting services performed for the Company. The options are exercisable for a five year period. The options were issued pursuant to the provisions of the Company's 1996 Stock Option Plan.

In June 1997, the majority shareholders of the Company transferred a portion of their options totaling 330,000 to purchase shares of the Company's common stock to certain members of the Company's management. The options are exercisable at $13.64 per share, and were transferred with the same terms and conditions as originally granted.

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

                                       1998             1997            1996
                                  -------------    ------------    ------------
     Net income
         As reported              $  17,862,012    $ 12,792,261    $  8,230,588
         Pro forma                   17,680,512      12,565,061       4,409,388

     Income per share
         Basic
               As reported        $        1.36    $       1.07    $       0.90
               Pro forma                   1.34            1.05            0.48
         Assuming dilution
               As reported        $        1.34    $       1.06    $       0.85
               Pro forma                   1.32            1.04            0.45

The fair value of each option grant is calculated using the following weighted average assumptions:

                                     1998             1997           1996
                                  -----------      ----------     ---------
     Expected life (years)            4                4               4
     Interest rate                    6%               6%              6%
     Volatility                      40%              30%             30%
     Dividend yield                   0%               0%              0%

Note 15 - Major suppliers

The Company purchased merchandi se principally from suppliers located in the United States. In 1998, purchases from one unrelated supplier account for approximately 15.5% of total purchases. In 1997, one unrelated supplier accounted for 12% of total purchases.

Note 16 - Commitments and contingencies

In August 1998, the Company entered into a one-year noncancelable lease agreement for an office and warehouse building in Miami, Florida, at an annual rental of approximately $102,000. The lease requires the Company to pay for its proportionate share of real estate taxes, insurance and other taxes and assessments.

The Company's Brazilian operations are located in Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $127,000. The lease on such property expires in April 2000. The Company leases an additional 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $132,000. The lease on such property expires in December 2000. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for an annual rent of approximately $157,000. Such lease expires in May 2000. In addition, the Company leases warehouse and retail space in Recife and Belo Horizonte.

In 1998, the Company entered into operating leases for equipment ranging from 36 to 84 months and requiring monthly payments of $105,965. These leases are noncancelable and expire at various dates through 2005.

In December 1998, the Company entered into sale leaseback transaction, whereby the Company sold a net amount of $2,500,000 of assets to an unrelated third party. The Company in turn entered into an operating lease for the use of the assets. The operating lease has a term of 36 months and requires monthly payments of $73,790.

     Minimum lease commitments under the above operating leases (inclusive of the warehouse and office lease) as of December 31, 1998 are as follows:

                        1999               $ 1,863,592
                        2000                 1,531,296
                        2001                 1,197,002
                        2002                   375,787
                        2003                   369,834
                        Thereafter             549,743
                                           -----------
                                           $ 5,887,254
                                           -----------

Rent expense under all operating leases in 1998, 1997 and 1996, was approximately $831,342, $495,500, and $362,500, respectively.

The Company has a revolving line of credit in the amount of $4,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. Such line consists of $3,000,000 for working capital and $1,000,000 for trade finance used to support letters of credit which the Company may issue to secure purchase obligations. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime (currently 7.75%) and terminates in May 1999. As of December 31, 1998, there was $3,000,000 owed under the working capital line which is included in short term debt and $650,000 of exposure under the letter of credit facility.

The Company has been named in a lawsuit by IBM, relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III was a shareholder and which ceased operations in 1993. The Company believes that the lawsuit is frivolous in nature and without merit and is not material to the financial results or condition of the Company. Mr. Georges C. St. Laurent III has agreed to indemnify the Company against any and all claims having to do with these lawsuits against the Company by IBM or and others that may arise from the past operations of businesses owned by Mr. Georges C. St. Laurent III. Mr. William C. St. Laurent has agreed to indemnify the Company against any and all claims having to do with lawsuits that may arise from the past operations of businesses owned by Mr. William C. St. Laurent.

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

Note 17 - Acquisitions of minority interest

In September of 1998, the Company acquired an additional 4.1% of the outstanding capital of Microtec for $785,000 to bring its total owners interest in Microtec to 98.5%. In December 1998, the Company acquired an additional 48% of the outstanding capital of Techshop Ltda. for $2,478,308 in cash to bring its total ownership interest up to 99%. In December 1998, the Company acquired an additional 38% of the outstanding capital of Rectech - Recife Tecnologia Ltda. for $949,054 in cash to bring its total ownership interest up to 99%. The acquisition of the minority interest in these subsidiaries resulted in an addition to goodwill of $3,498,085 during the year ended December 31, 1998.

Note 18 - Retirement savings plan

Effective April 1, 1997, the Company established a retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a percentage of their income on a pretax basis to the plan. The Company matches 25% of the first 6% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and have a five-year vesting period. In addition, the plan provides for a discretionary employer contribution which may be determined each year by the Company's Board of Directors. The Company made no contributions to the plan during 1998 or 1997 other than the Company's 25% matching amounts.

Note 19 - Subsequent events

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. The Company's accounts receivable are denominated in the Real while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. At December 31, 1998, the Company had a net exposure of monetary assets subject to currency translation of approximately $70 million. Accordingly the devaluation should have a significantly negative effect on the Company's results for the quarter ended March 31, 1999. The ultimate amount of the Company's devaluation loss will only be known when the Real stabilizes. However, based on a March 31, 1999 close of 1.74 Real to the U.S. dollar, a proforma financial information as of December 31, 1998 after giving effect to the devaluation is as follows:

                                        Proforma as of December 31, 1998
                                ----------------------------------------------
                                    Actual       Adjustments      As Adjusted
                                -------------  --------------   --------------

   Total assets                 $ 195,666,975  $ (41,599,993)   $ 154,066,982
   Total liabilities               93,445,620     (8,033,924)      85,411,696
   Total shareholders' equity     102,221,355    (33,566,069)      68,655,286
                                -------------  -------------    -------------

Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil are leading to reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
         o    Indexed the pricing of its products in Reais to the U.S. dollar.
         o Significantly reduced the credit terms that it extends to customers.
         o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
         o    Negotiated short term financing (see below).
         o    Modified the repayment terms of certain convertible notes (see
              Note 13).
         o    Continue to negotiate with TAC (see Note 5).
         o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

While the Company continues to believe that the long-term growth opportunities remain for the Brazilian information technology market, it continues to evaluate the impact of the current business conditions on its operations. The ultimate resolution of these matters could have a material adverse effect on the financial condition and results of operation for the quarter ended March 31, 1999 and possible for future quarters.

In March of 1999, the Company received a loan from GSL Jr. for the principal amount of $10 million. The loan bears interest at the annual rate of 10% and has a term of 120 days. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note should the loan not be repaid at maturity. Additionally, in April of 1999, the Company received a loan from an unrelated third party for the principal amount of $11 million. The loan bears interest at the annual rate of 10% and has a term of 90 days. The loan is evidenced by a promissory note and is personally guaranteed by the Company's two principal executive officers and majority shareholders. The proceeds of these loans are being used for the repayment of indebtedness and for general working capital purposes.

Note 20 - Quarterly financial information (unaudited)

The following table presents the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                                               Quarter Ended
                                                  ---------------------------------------------------------------------
                                                  December 31,        September 30        June 30,          March 31,
                                                  ------------        ------------      ------------      -------------
     1998
       Net sales                                  $ 75,513,490        $ 47,410,603      $ 38,635,842       $ 33,774,664
       Income from operations                       13,925,160          11,066,274         7,195,953          5,929,960
       Net income                                    6,192,570           4,638,840         3,924,101          3,106,500
       Earnings per common share - Basic                   .42                 .36               .32                .26
       Earnings per common share - Diluted                 .42                 .36               .32                .25
                                                  ------------        ------------      ------------       ------------

     1997
       Net sales                                  $ 45,929,482        $ 31,270,598      $ 23,342,760       $ 16,994,562
       Income from operations                        9,223,939           6,262,224         4,544,275          2,526,036
       Net income                                    4,645,172           3,577,991         2,739,809          1,789,154
       Earnings per common share - Basic                   .38                 .30               .23                .15
       Earnings per common share - Diluted                 .37                 .30               .23                .15
                                                  ------------        ------------      ------------      -------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To be incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following are filed as part of this report:

         Financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."


Exhibits:
(1.1)        Form of Underwriting Agreement. (1)
(1.2)        Form of Representative's Warrant Agreement. (1)
(2.1)        Contract for Discontinuation of Company Participations and other Agreements between Vitech America, Inc., Microtec
             Holding USA, Inc. and Microhold Participacoes e Empreendimentos S/C Ltda. dated July 10, 1997. (4)
(2.2)        Purchase agreement between Vitech America, Inc. and Microtec Holdings USA, Inc. dated July 10, 1997. (4)
(2.3)        Buy-Sell Contract between Vitech America, Inc. and Tech Shop Holdings USA, Inc. dated November 17, 1997. (6)
(2.4)        Buy-Sell Contract between Vitech America, Inc. and Recife Holdings USA, Inc. dated November 18, 1997. (6)
(3.1)        Articles of Incorporation dated June 24, 1993. (1)
(3.2)        Amendments to the Company's Articles of Incorporation dated November 13, 1995 and July 26, 1996. (1)
(3.3)        By-Laws of the Company. (1)
(4.1)        Form of Common Stock Certificate. (1)
(10.1)       Stock Option Plan. (1)
(10.2)       Employment Agreement between the Company and William C. St. Laurent dated January 1, 1996. (1)
(10.3)       Employment Agreement between the Company and Georges St. Laurent, III dated January 1, 1996. (1)
(10.5)       Option Agreements for William C. St. Laurent and Georges St. Laurent, III. (1)
(10.6)       Promissory Note as amended from the Company to Georges St. Laurent Jr. (1)
(10.11)      Loan Agreement between the Company and Georges St. Laurent, Jr. dated December 17, 1996. (2)
(10.12)      Loan Agreement between the Company and Georges St. Laurent, Jr. dated April 10, 1997.  (3)
(10.13)      Senior convertible note payable to Georges St. Laurent Jr. dated June 26, 1997. (4)
(10.14)      Loan Agreement dated August 19, 1997 between the Company and Georges C. St. Laurent Jr. (7)
(10.15)      Senior Convertible Note dated August 19, 1997 to Georges C. St. Laurent Jr. (7)
(10.16)      Senior Convertible Note dated October 10, 1997 to Georges C. St. Laurent Jr. (7)
(10.17)      Securities Purchase Agreement dated October 10, 1997, by and between the Company, H.W. Partners, L.P., as
             Purchaser's Representative and Investor. (5)
(10.18)      Form of Convertible Promissory Note dated October 10, 1997 for the Investors. (5)
(10.19)      Put and Call Agreement dated October 10, 1997 between the Company and the Investors. (5)
(10.20)      Registration Rights Agreement dated October 10, 1997 between the Company and the Investors. (5)
(10.21)      Form of Convertible Promissory Note dated October 10, 1997. (5)
(10.22)      Master Sales and Servicing Agreement among Technology Acceptance Corp., Technology Trust S.A., Bahiatech - Bahia
             Tecnologia Ltda., Banco Credibanco, S.A. and Vitech America, Inc., dated April 16, 1998. (10)
(11)         Statement re: Computation of per share earnings. (8)



(21)         Subsidiaries of the Company. (9)
(27.1)       Financial Data Schedule


--------------
(1) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1, file #333-11505.
(2) Incorporated by reference to exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.
(3) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended March 31, 1997.
(4) Incorporated by reference to exhibit filed with the Company's Form 8-K dated July 10, 1997 as amended.
(5) Incorporated by reference to exhibit filed with the Company's Form 8-K dated October 10, 1997.
(6) Incorporated by reference to exhibit filed with the Company's Form 8-K dated November 17, 1997.
(7) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended September 30, 1997.
(8) See note 2 to the Company's financial statements included in this report.
(9) Incorporated by reference to exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.
(10) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended March 31, 1998.


(b) Reports on Form 8-K:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  Georges C. St. Laurent III
     -----------------------------------
     Georges C. St. Laurent
     Chairman of the Board and
     Chief Executive Officer


Date:  April 14, 1999


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


                Signature                                    Title                            Date
                ---------                                    -----                            ----
/s/  Georges C. St. Laurent III             Chairman of the Board of Directors           April 14, 1999
----------------------------------------    and Chief Executive  Officer  (Principal
Georges C. St. Laurent III                  Executive Officer)


/s/  William St. Laurent                    President, Chief Operating Officer and       April 14, 1999
----------------------------------------    Director
William St. Laurent


/s/  Edward A. Kelly                        Chief Financial Officer                      April 14, 1999
----------------------------------------    (Principal Accounting Officer)
Edward A. Kelly


/s/  Joseph K. Meyer                                                                     April 14, 1999
----------------------------------------    Director
Joseph K. Meyer


/s/  H.R. Shepherd                                                                       April 14, 1999
----------------------------------------    Director
H.R. Shepherd


/s/  Touma M. Elias                                                                      April 14, 1999
----------------------------------------    Director
Touma M. Elias



----------------------------------------    Director
Robin Blackhurst
