Form 10KSB40/A
period 1998-12-31
VITECH AMERICA INC
filed 1999-04-19
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's Proxy Statement to be filed for the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
                                       1

This Amended Form 10-K is being filed as a result of certain typographical errors contained in the Statement of Cash Flows of the Vitech America, Inc. (the "Company") Financial Statements for the year ended December 31, 1998.

     (To be substituted for page 34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

                              VITECH AMERICA, INC.
                             Statement of Cash Flows

                                                                                             Year Ended
                                                                                            December 31,
                                                                         ---------------------------------------------------
                                                                              1998              1997              1996
                                                                         ----------------  ----------------  ---------------
Cash flows from operating activities
     Net income                                                          $    17,862,012   $    12,792,261   $    8,230,588
     Adjustments to reconcile net income to net cash provided (used)
     in
      operating activities
              Depreciation                                                     2,662,489         1,184,707          263,800
              Amortization of goodwill                                           924,949           321,369                -
              Minority interest                                                (713,166)           107,084                -
              Other financing expenses                                         1,079,609
              Provision for doubtful accounts                                  3,314,367           286,276          563,434
              Provision for inventory obsolescence                               913,546                 -          181,566
              Changes in assets and liabilities
              Accounts receivable                                           (39,980,910)      (22,137,077)     (15,164,106)
              Inventories                                                    (6,918,044)      (12,259,189)      (5,997,069)
              Deferred tax asset                                                 669,000         (398,995)          102,530
              Other assets                                                   (6,097,756)       (4,855,932)        (204,793)
              Trade accounts payable                                          21,266,311         1,858,457      (4,484,367)
              Accrued expenses                                                 1,679,460           502,512          231,565
              Due to/from officers                                               370,623         (298,411)        (196,645)
              Income and sales taxes payable                                   3,315,737       (1,333,389)          976,073
                                                                         ---------------   ---------------   --------------
                  Net cash provided (used) in operating activities               348,227      (24,230,327)     (15,497,424)
                                                                         ---------------   ---------------   --------------
Cash flows from investing activities
     Purchases of property and equipment                                     (7,266,677)       (6,597,303)      (2,968,921)
       Payment for business acquisitions, net of cash acquired               (3,810,166)      (10,376,969)                -
     Other investments                                                          (66,802)         (398,440)        (178,192)
                                                                         ---------------   ---------------   --------------
                  Net cash (used) in investing activities                   (11,143,645)      (17,372,712)      (3,147,113)
                                                                         ---------------   ---------------   --------------
Cash flows from financing activities
     Deferred financing expense                                              (1,804,204)         (637,609)                -
     Net proceeds under short-term bank borrowings                             6,848,617        13,443,649      (1,870,567)
       Net payments of taxes payable                                           (163,077)         (230,236)                -
     Proceeds from notes payable - related party                               6,700,000         5,000,000        5,000,000
     Repayment of notes payable - related party                                        -      (10,000,000)      (1,911,917)
       Proceeds from convertible note - related party                                  -        20,000,000                -
     Proceeds from convertible notes                                                   -        38,608,250                -
       Repayments of convertible notes                                      (11,173,215)
     Payment of note payable for business acquisition                        (2,231,250)       (3,718,750)                -
       Proceeds from issuance of senior debentures                                     -                 -        1,365,000
       Repayment of senior debentures                                                  -                 -      (1,365,000)
     Proceeds from notes payable                                                       -           768,225        1,191,564
     Repayment of notes payable                                              (1,236,975)         (886,549)         (20,242)
     Net proceeds from sale of common stock                                      370,075           202,960       17,897,505
                                                                         ---------------   ---------------   --------------
                  Net cash provided (used) by financing activities           (2,690,029)        62,549,940       20,286,343
                                                                         ---------------   ---------------   --------------

Foreign exchange effect on cash and cash equivalents                         (1,500,000)                 -                -

                                                                         ---------------   ---------------   --------------
                  Net increase (decrease) in cash and cash equivalents      (14,985,447)        20,946,901        1,641,806

Cash and cash equivalents - beginning of year                                 22,704,632         1,757,731          115,925
                                                                         ---------------   ---------------   --------------
Cash and cash equivalents - end of year                                  $     7,719,185   $    22,704,632   $    1,757,731
                                                                         ---------------   ---------------   --------------


                              VITECH AMERICA, INC.
                       Statement of Cash Flows (continued)

                                                                                                Year Ended
                                                                                               December 31,
                                                                            ---------------------------------------------------
                                                                                 1998              1997              1996
                                                                            ----------------  ----------------  ---------------
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                      $     12,504,000  $      6,836,325  $     2,896,284
                                                                           ----------------  ----------------  ---------------
         Income taxes                                                      $        351,552  $        565,446  $       852,119
                                                                           ----------------  ----------------  ---------------

Supplemental schedule of non-cash investing and financing activities
       Conversion of note payable to 652,641 shares of common stock        $              -  $              -  $     2,000,000
                                                                           ----------------  ----------------  ---------------
       Conversion of notes payable to 2,430,316 shares of common stock     $     34,154,500  $              -  $             -
                                                                           ----------------  ----------------  ---------------
     Property and asset received in exchange for outstanding accounts
      receivable                                                           $              -  $              -  $     1,517,257
                                                                           ----------------  ----------------  ---------------
       Investment in property and equipment through financing
        agreements                                                         $      2,122,330  $        871,503  $             -
                                                                           ----------------  ----------------  ---------------
       Issuance of common stock and a note payable for the
     acquisitions                                                          $              -  $     11,029,985  $             -
        of subsidiaries                                                    ----------------  ----------------  ---------------



See notes to financial statements

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  Georges C. St. Laurent III
   ----------------------------------------
Georges C. St. Laurent
Chairman of the Board and
Chief Executive Officer

Date:  April 16, 1999

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

                Signature                                    Title                                      Date
                ---------                                    -----                                      ----

/s/  Georges C. St. Laurent III             Chairman of the Board of Directors                     April 16, 1999
------------------------------------------- and Chief Executive  Officer  (Principal
Georges C. St. Laurent, III                 Executive Officer)


/s/  William St. Laurent                    President, Chief Operating Officer and                 April 16, 1999
------------------------------------------- Director
William St. Laurent


/s/  Edward A. Kelly                        Chief Financial Officer                                April 16, 1999
------------------------------------------- (Principal Accounting Officer)
Edward A. Kelly

/s/  Joseph K. Meyer                                                                               April 16, 1999
-------------------------------------------
Joseph K. Meyer                             Director

/s/  H.R. Shepherd                                                                                 April 16, 1999
-------------------------------------------
H.R. Shepherd                               Director

/s/  Touma M. Elias                                                                                April 16, 1999
-------------------------------------------
Touma M. Elias                              Director


-------------------------------------------
Robin Blackhurst                            Director
