Form 10-Q
period 1999-03-31
VITECH AMERICA INC
filed 1999-05-24
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended March 31, 1999


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of May 15, 1999, there were 14,635,655 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                                               VITECH AMERICA, INC.
                                                   Balance Sheet

                                                      Assets
                                                                                           March 31,         December 31,
                                                                                              1999               1998
                                                                                        -----------------  -----------------
                                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                                         $       4,797,353  $       7,719,185
     Accounts receivable, net                                                                 39,747,775         75,893,857
     Inventories, net                                                                         32,688,694         40,351,585
       Investment in subordinated debentures - short term                                              -         14,676,585
     Other current assets                                                                      5,128,838          8,538,379
                                                                                       -----------------  -----------------
                  Total current assets                                                        82,362,660        147,179,591

Property and equipment, net                                                                   19,474,114         19,696,097
Investment in subordinated debentures - long term                                                      -          2,677,906
Investments                                                                                    1,135,152          1,248,434
Goodwill, net                                                                                 19,918,156         20,191,646
Deferred tax asset                                                                             1,567,000          1,567,000
Other assets                                                                                   2,218,917          3,106,301
                                                                                       -----------------  -----------------

                  Total assets                                                         $     126,675,999  $     195,666,975
                                                                                       -----------------  -----------------

                      Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                            $      33,056,101  $      36,748,951
     Accrued expenses                                                                          1,579,667          4,811,130
     Taxes payable                                                                             1,298,213          1,804,792
       Deferred tax liability                                                                  1,041,000          1,041,000
     Notes payable - related party                                                            17,200,000          6,700,000
     Current maturities of long-term debt                                                        433,689            863,021
     Short-term debt                                                                          14,403,501         25,036,536
                                                                                       -----------------  -----------------
                  Total current liabilities                                                   69,012,171         77,005,430
                                                                                       -----------------  -----------------

Long-term liabilities
       Convertible notes                                                                      11,530,535         13,730,535
     Long-term debt                                                                            2,143,102          2,709,655
                                                                                       -----------------  -----------------
                           Total long-term liabilities                                        13,673,637         16,440,190
                                                                                       -----------------  -----------------


Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                      -                  -
     Common stock, no par value, 30,000,000 shares authorized,
        14,635,655 and 14,635,655 shares issued and outstanding                               60,844,866         60,844,866
        Accumulated other comprehensive loss                                                 (40,115,970)        (4,607,064)
     Retained earnings                                                                        23,261,295         45,983,553
                                                                                       -----------------  -----------------
                  Total shareholders' equity                                                  43,990,191        102,221,355
                                                                                       -----------------  -----------------

                  Total liabilities and shareholders' equity                           $     126,675,999  $     195,666,975
                                                                                       -----------------  -----------------

See notes to financial statements
                                       2

                                               VITECH AMERICA, INC.
                                                Statement of Income
                                                    (unaudited)


                                                                             Three Months Ended
                                                                ---------------------------------------------
                                                                   March 31, 1999          March 31, 1998
                                                                ---------------------   ---------------------
    Net sales                                                  $          15,302,714   $          33,774,644

    Cost of sales                                                          8,359,136              20,707,324
                                                               ---------------------   ---------------------

             Gross profit                                                  6,943,578              13,067,320

    Selling, general and administrative expenses                           6,743,260               7,137,360
                                                               ---------------------   ---------------------

             Income from operations                                          200,318               5,929,960
                                                               ---------------------   ---------------------

    Other (income) expenses
         Interest expense, net                                             4,003,200               1,057,531
         Discount on sale of receivables                                   2,262,496                 354,648
         Foreign currency exchange losses                                 16,656,880               1,125,673
                                                               ---------------------   ---------------------

             Total other expenses                                         22,922,576               2,537,852
                                                               ---------------------   ---------------------

             Income (loss) before provision for income
                     taxes and minority interest                         (22,722,258)              3,392,108

    Provision for income taxes                                                     -                 258,560
                                                               ---------------------   ---------------------

                  Income (loss) before minority interest                 (22,722,258)              3,133,548

    Minority interest                                                              -                  27,048
                                                               ---------------------   ---------------------

                      Net income (loss)                        $         (22,722,258)  $           3,106,500
                                                               ---------------------   ---------------------



    Net income per common share - Basic:
           Weighted common shares                                         14,635,655              12,175,639
           Net income (loss) per common share                  $               (1.55)  $                0.26
                                                               ---------------------   ---------------------

    Net income per common share - Assuming dilution:
           Weighted common shares                                         14,670,538              12,407,005
           Net income (loss) per common share                  $               (1.55)  $                0.25
                                                               ---------------------   ---------------------

See notes to financial statements

                                               VITECH AMERICA, INC.
                                              Statement of Cash Flows
                                                    (unaudited)


                                                                                               Three Months Ended
                                                                                  ---------------------------------------------
                                                                                     March 31, 1999         March 31, 1998
                                                                                  ---------------------- ----------------------
Cash flows from operating activities
     Net income / (loss)                                                        $           (22,722,258)  $          3,106,500
     Adjustments to reconcile net income to net cash
          provided from / (used) in operating activities
            Depreciation                                                                        814,258                410,905
              Amortization of goodwill                                                          273,490                219,625
              Minority interest                                                                       -                 27,048
            Allowance for doubtful accounts                                                           -               (585,444)
            Changes in assets and liabilities
              Accounts receivable                                                            17,991,667               (405,868)
              Inventories                                                                     7,662,891               (907,659)
              Deferred tax asset                                                                      -                (54,000)
              Other assets                                                                    4,296,925               (706,674)
              Trade accounts payable                                                         (3,692,850)               (92,350)
              Accrued expenses                                                               (3,231,463)               (99,189)
              Due to/from officers                                                                    -                (12,546)
              Income and sales taxes payable                                                   (506,579)               (41,997)
                                                                                -----------------------  ---------------------
                                      Total adjustments                                      23,608,339             (2,248,149)
                                                                                -----------------------  ---------------------

                      Net cash provided from operating activities                               886,081                858,351
                                                                                -----------------------  ---------------------
Cash flows from investing activities
     Purchases of property and equipment                                                       (592,275)            (2,413,847)
       Payment for business acquisition                                                               -               (136,000)
     Other investments                                                                          113,282                (19,625)
                                                                                -----------------------  ---------------------
                      Net cash used in investing activities                                    (478,993)            (2,569,472)
                                                                                -----------------------  ---------------------
Cash flows from financing activities
     Net (payments)/proceeds under short-term bank borrowings                               (10,633,035)             7,075,954
        Net payments of taxes payable                                                          (309,762)               (46,839)
        Payment of convertible notes                                                         (2,200,000)                     -
     Payment of note payable for business acquisition                                                 -               (874,356)
        Proceeds from note payable - related party                                           10,500,000                      -
     Net  (payments) of notes payable                                                          (686,123)              (481,317)
                                                                                -----------------------  ---------------------
                      Net cash provided by financing activities                              (3,328,920)             5,673,442

                                                                                -----------------------  ---------------------
                      Net increase / (decrease) in cash and cash equivalents                 (2,921,832)             3,962,321

Cash and cash equivalents - beginning of period                                               7,719,185             22,704,632
                                                                                -----------------------  ---------------------
Cash and cash equivalents - end of period                                       $             4,797,353   $         26,666,953
                                                                                -----------------------  ---------------------

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                           $            5,979,045    $          1,923,044
                                                                                -----------------------  ---------------------
         Income taxes                                                           $              256,762    $             80,009
                                                                                -----------------------  ---------------------

Supplemental schedule of non-cash investing and financing activities
       Investment in property equipment through financing  agreements           $                    -    $          1,180,000
                                                                                ----------------------   ---------------------

See notes to financial statements
                                       4

                              Vitech America, Inc.
                          Notes to Financial Statements
                                 March 31, 1999


Note 1 - Basis of presentation
------------------------------

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended March 31, 1999 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements for 1999 and 1998 include the accounts of the Company and its subsidiaries. All of the Company's sales are concentrated in Brazil.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                   1999               1998
                                                              ---------------    ---------------
                Net income (loss) for basic and diluted
                  income per common share                     $   (22,722,258)   $     3,106,500
                                                              ---------------    ---------------

                Weighted average number of shares
                  for basic income per share                       14,635,655         12,175,639

                Dilutive securities:
                    Stock options                                       8,588            182,273
                    Warrants                                           26,295             49,093
                                                              ---------------    ---------------

                Weighted average number of shares
                  for diluted income per share                     14,670,538         12,407,005
                                                              ---------------    ---------------

                Net income (loss) per common share:
                    Basic                                     $         (1.55)   $          0.26
                    Diluted                                   $         (1.55)   $          0.25

For the three month period ended March 31, 1999 and 1998, the effects on earnings per share of the $11,530,535 and $13,730,535 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three month period ended March 31, 1999, there were outstanding 4,577,427 stock options and 461,387 warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the three month period ended March 31, 1998, there were outstanding 3,300,000 stock options not included in the computation of diluted earnings per share of common stock because the options exercise prices were greater than the average market price of the common shares.

Note 4 - Accounts receivable
----------------------------

Accounts receivable consisted of the following:

                                                                   March 31,
                                                                      1999
                                                                ----------------
           Trade accounts receivable                            $     43,776,525
           Allowance for doubtful accounts                            (4,028,750)
                                                                ----------------
                   Total                                        $     39,747,775
                                                                ----------------

In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech - Bahia Tecnologia Ltda. ("Bahiatech"), may sell certain of its accounts receivable to TAC in exchange for cash and a subordinated debentures. The subordinated debentures are revolving non-interest bearing bearer notes. (See Note 5).

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

There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The Company serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the relevant repurchase date, the Company shall be required to deposit, within twenty-four
(24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, there is a contingent liability in the amount of approximately $43.6 million which represents the balance as of March 31, 1999, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

Note 5 - Investment in subordinated debentures
----------------------------------------------

In connection with the TAC financing program whereby the Company receives cash and subordinated debentures (which represents its retained interest in the program) in consideration for the sale of its accounts receivable to TAC, the Company had an investment in subordinated debentures at December 31, 1998 as follows:

                          Current portion                 $      14,676,585
                          Long term portion                       2,677,906
                                                          -----------------
                                Total                     $      17,354,491
                                                          -----------------

The subordinated debentures are U.S. dollar denominated, non-interest bearing bearer notes that are subordinated to the senior notes issued by TAC and arise from the overcollateral amount and the unpaid principal amount of each series of senior notes outstanding. The financing program requires a minimum overcollateral ratio, as defined, of 125%. With the exception of amounts payable to it on any excess overcollateral date, as defined, the bearer of the debenture will not be entitled to receive any payment until the final termination date, as defined, of the program. The overcollateral ratio of the program at December 31, 1998 was approximately 127%.

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company is currently not selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down to zero. Should the Real recover in value against the U.S. dollar, then the Company could regain its value in the subordinated debentures.

TAC has made a proposal to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. While the Company continues to believe that TAC could continue to be a viable financing source, should TAC fail to gain consensus among the holders of TAC notes concerning its proposal or should the macroeconomic conditions fail to recover, then the Company may choose not to sell any additional accounts receivable to TAC, other than pursuant to its repurchase obligation.

Note 6 - Inventories
--------------------

Inventories are summarized as follows:

                                                           March 31,
                                                             1999
                                                      -----------------

Finished goods                                       $      9,899,061
Work in process                                               714,736
Components in the factory                                  15,645,042
Components in transit  (a)                                  7,432,095
                                                     ----------------
                                                           33,690,934
Allowance for obsolescence                                 (1,002,240)
                                                     ----------------
        Total                                        $     32,688,694
                                                     ----------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 7 - Comprehensive Income
-----------------------------

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the three month period ended March 31, 1999, the Company had a comprehensive loss of $58.2 million as compared to a reporting net loss of $22.7 million. Comprehensive loss includes a cumulative translation adjustment of $35.5 million associated with the translation of the Company's subsidiary financial statements to the US dollar.

Note 8 - Business Conditions
----------------------------

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. The Company's accounts receivable are denominated in the Real while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. Accordingly, with the devaluation, the Company recorded a currency transaction loss of $16,656,880 associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
     o   Indexed the pricing of its products in Reais to the U.S. dollar.
     o   Significantly reduced the credit terms that it extends to customers.
     o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
     o   Negotiated short term financing (see below).
     o   Modified the repayment terms of certain convertible notes.
     o   Continue to negotiate with TAC (see Note 5).
     o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

While the Company continues to believe that the long-term growth opportunities remain for the Brazilian information technology market, it continues to evaluate the impact of the current business conditions on its operations. The ultimate resolution of these matters could have a material adverse effect on the financial condition and results of operation for future quarters.

In March 1999, the Company received a loan from a related party for the principal amount of $10 million. The loan bears interest at the annual rate of 10% and has a term of 120 days. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note, with a conversion price of $9.25 per share, should the loan not be repaid at maturity. The proceeds of the loan are being used to repay certain indebtedness and for general working capital purposes. The maker had a pre-existing relationship with the Company and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to
Section 4(2) of the Securities and Exchange Act of 1933, as amended (the "Securities Act").

Note 9 - Subsequent Events
--------------------------

In April 1999, the Company received a loan from an unrelated third party for the principal amount of $11 million. The loan bears interest at the annual rate of 10% and has a term of 90 days. The loan is evidenced by a promissory note and is personally guaranteed by the Company's two principal executive officers and majority shareholders. The proceeds of these loans are being used for the repayment of indebtedness and for general working capital purposes. The investor was accredited and sophisticated and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933, as amended (the "Securities Act").

In May 1999, the Company completed a private placement of a $10 million convertible debenture. The debenture is a two year 10% note convertible into the Company's common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture after nine months at a price equal to 112% of the principal amount. For every quarter thereafter the repayment amount shall increase 4%. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal .85 times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the Company's common stock in connection with this financing and 36,000 warrants to the placement agent. The investors were accredited and sophisticated and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the Company's Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of income as a percentage of the Company's consolidated net sales:

                                                         Three Months Ended March 31,
                                          ------------------------------------------------------------
                                                     1999                             1998
                                          ----------------------------      --------------------------
Net sales                                     $ 15,302,714      100%             $33,774,644     100%
Cost of sales                                    8,359,136     54.6               20,707,324    61.3
Gross profit                                     6,943,578     45.4               13,067,320    38.7
Selling, general and
  administrative expenses                        6,743,260     44.1                7,137,360    21.1
Income from operations                             200,318      1.3                5,929,960    17.6
Net interest and financing expense               6,265,696     40.9                1,412,179     4.2
Foreign currency exchange losses                16,656,880    109.0                1,125,673     3.3
Net income (loss)                            $ (22,722,258)  (148.5)%            $ 3,106,500     9.2%

         Net sales decreased by $18.5 million, or approximately 55%, to $15.3 million for the quarter ended March 31, 1999, as compared to $33.8 million for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, the Company sold approximately 9,500 PC units as compared to approximately 20,000 PC units during the quarter ended March 31, 1998. Such decrease in sales (both in dollars and in PC units sold) was primarily attributable to the devaluation of the Real and the resulting unfavorable business conditions in Brazil which have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. After the devaluation the Company had customers postponing their information technology purchases until the economic conditions stabilized in Brazil. The Company also had to cancel contracts with its customers to renegotiate their pricing to reflect the post devalutation exchange rates. Also, after the devaluation, the Company adjusted the sale prices of its products in Reais upward and maintained them indexed to the U.S. dollar. This resulted in the Company's products becoming more expensive in the Brazilian currency which contributed to the reduced demand.

         Cost of sales during the quarter ended March 31, 1999 were $8.4 million, representing 54.6% of sales during the period, as compared to $20.7 million for the quarter ended March 31, 1998, representing 61.3% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter ended March 31, 1999, when compared to the quarter ended March 31, 1998, was attributable to the Company increasing the pricing of its products after the devaluation of the Real. Also contributing to the decrease in cost of sales as a percentage of sales was the Company's product mix. As the Company has expanded into the corporate and governmental markets, it has focused on developing integrated solutions for its customers utilizing hardware, software and networking products. For the quarter ended March 31, 1999, there were a higher percentage of integrated solution products, which have a higher margin, included in the Company's sales mix.

         Selling, general, and administrative expenses decreased by $394,100, or approximately 5.5%, to $6.7 million for the quarter ended March 31, 1999, as compared to $7.1 million for the quarter ended March 31, 1998. The decrease was primarily attributable to the devaluation of the Real which reduced the expenses in U.S. dollar terms of the Company's Brazilian subsidiaries. Also contributing to the decrease was the execution of the Company's expense reduction plans as part of its consolidation of the operations of its two subsidiaries, Bahiatech and Microtec which involved closing the Microtec factory in the state of Sao Paulo and eliminating redundant positions. Selling, general, and administrative expense as a percentage of sales was 44.1% for the quarter ended March 31, 1999, compared to 21.1% for the quarter ended March 31, 1998. Such increase was primarily attributable to the aforementioned decrease in sales.

         Income from operations decreased by $5.7 million, or approximately 97%, to $200,318 for the quarter ended March 31, 1999, as compared to $5.9 million for the quarter ended March 31, 1998. Such decrease was primarily attributable to the aforementioned decrease in sales. Income from operations as a percentage of sales decreased to 1.3% for the quarter ended March 31, 1999 from 17.6% for the quarter ended March 31, 1998. This decrease was primarily attributable to the aforementioned decrease in sales.

         Interest and financing expense increased by $4.9 million, or approximately 344%, to $6.3 million for the quarter ended March 31, 1999, as compared to $1.4 million for the quarter ended March 31, 1998. Interest and financing expense as a percentage of sales increased to 40.9% for the quarter ended March 31, 1999 from 4.2% for the quarter ended March 31, 1998. These increases were primarily attributable to the Company's increased use of debt financing and the discount on the sale of accounts receivable to TAC to support its working capital needs and the increase costs of financing, primarily the debt financing with Brazilian banks.

         During the quarter ended March 31, 1999, the Company experienced a foreign currency transaction loss of $16.7 million, or 109% of sales, associated with certain U.S. dollar denominated monetary assets and liabilities of the Company's Brazilian subsidiaries. The increased currency transaction loss during the quarter was primarily attributable to the devaluation of the Brazilian currency, the Real, which occurred during the quarter. At March 31, 1999, the Commercial Market Rate for the Real was R$1.7250 per US$1.00 as compared to R$1.2090 per US$1.00 at December 31, 1998. Also included in foreign currency translation loss for the quarter ended March 31, 1999 is a write down of the Company's investment in a subordinated debenture from TAC (see Note 5 to the Company's financial statements dated March 31, 1999).

         The Company incurred a net loss of $22.7 million for the quarter ended March 31, 1999, as compared to net income of $3.1 million for the quarter ended March 31, 1998. The decrease in net income was primarily attributable to the aforementioned decrease in sales and increase in foreign currency transaction costs that resulted from devaluation and the unfavorable business conditions.

         The Company had a net loss per common share, assuming dilution, of $1.55 for the quarter ended March 31, 1999 as compared to net income per common share, assuming dilution, of $0.25 for the quarter ended March 31, 1998.

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

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. During the quarter ended March 31, 1999, the Company used debt financing to satisfy its working capital requirements.

         At March 31, 1999, the Company had a working capital surplus of $13.4 million compared to $70.2 million at December 31, 1998. This decrease in working capital was primarily attributable to the devaluation of the Brazilian currency and the corresponding devaluation of the Company's accounts receivable.

         Net cash provided by operating activities for the quarter ended March 31, 1999 was $886,081 as compared to $858,351 million in cash provided by operating activities during the quarter ended March 31, 1998 and resulted primarily from the decreases in accounts receivable and inventory which more than offset the net loss for the period.

         Net cash used in investing activities was $478,993 million for the quarter ended March 31, 1999. Such use of cash was primarily related to the purchase of computer hardware and software to support the Company's management information system. Net cash used in financing activities was $3,328,920 million for the quarter ended March 31, 1999 and resulted primarily from the repayment of convertible notes and short-term borrowings.

         The Company has a revolving line of credit in the amount of $4,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. Such line consists of $3,000,000 for working capital and $1,000,000 for trade finance used to support letters of credit which the Company may issue to secure purchase obligations. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime (currently 8.75%) and terminates in May 1999. As of March 31, 1999, there was $3,000,000 owed under the working capital line and $450,000 of exposure under the letter of credit facility. The Company is currently in discussions with Eastern National Bank to renew such credit facility.

         As of March 31, 1999, the Company had approximately $11 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of March 31, 1999, the Company had available approximately $19 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

         On October 31, 1998, the holders of an aggregate principal amount of $17,967,320 of the Company's convertible notes exercised their put right, pursuant to the terms of the notes, and requested the Company to repurchase the remaining balance of the notes at a put price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders to repay the remaining principal outstanding on the notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest. There is currently $5,136,745 owed to such noteholders.

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

         The accounts receivable financing program with TAC contains a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. Vitech serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the required repurchase date, Vitech is required to deposit, within twenty-four (24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, at March 31, 1999, there is a contingent liability in the amount of approximately $43.6 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company is currently not selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down to zero. Should the Real recover in value against the U.S. dollar, then the Company could regain its value in the subordinated debentures.

         TAC has made a proposal to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. While the Company continues to believe that TAC could continue to be a viable financing source, should TAC fail to gain consensus among the holders of TAC notes concerning its proposal or should the macroeconomic conditions fail to recover, then the Company may choose not to sell any additional accounts receivable to TAC, other than pursuant to its repurchase obligation. (See Notes 4 and 5 to the Company's financial statements dated March 31, 1999).

         In March of 1999, the Company received a loan from a related party for the principal amount of $10 million. The loan bears interest at the annual rate of 10% and has a term of 120 days. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note should the loan not be repaid at maturity. Additionally, in April of 1999, the Company received a loan from an unrelated third party for the principal amount of $11 million. The loan bears interest at the annual rate of 10% and has a term of 90 days. The loan is evidenced by a promissory note and is personally guaranteed by the Company's two principal executive officers and majority shareholders. The proceeds of these loans are being used for the repayment of indebtedness and for general working capital purposes.

         In May 1999, the Company completed a private placement of a $10 million convertible debenture. The debenture is a two year 10% note convertible into the Company's common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture after nine months at a price equal to 112% of the principal amount. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal .85 times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the Company's common stock in connection with this financing.

Business Conditions

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. The Company's accounts receivable are denominated in the Real while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. Accordingly, with the devaluation, the Company recorded a currency transaction loss of $16,656,880 associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

         Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
    o    Indexed the pricing of its products in Reais to the U.S. dollar.
    o    Significantly reduced the credit terms that it extends to customers.
    o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
    o Negotiated short term financing (see Liquidity and Capital resources above).
    o    Modified the repayment terms of certain convertible notes.
    o Continue to negotiate with TAC (see Note 5 to the Company's financial statements dated March 31, 1999).
    o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

         While the Company continues to believe that the long-term growth opportunities remain for the Brazilian information technology market, it continues to evaluate the impact of the current business conditions on its operations. The ultimate resolution of these matters could have a material adverse effect on the financial condition and results of operation for future quarters.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue for its own internal information systems and as of December 31, 1998 had determined that its internal information systems are Year 2000 compliant.

         Through March 31, 1999, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. See "Factors Affecting the Company's Business and Prospects - Year 2000 Compliance".

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

Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the quarter ended March 31, 1999, the Company had a comprehensive loss of $58.2 million as compared to a reporting net loss of $22.7 million. Comprehensive loss includes a cumulative translation adjustment of $35.5 million associated with the translation of the Company's subsidiary financial statements to the US dollar.

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

Vitech America, Inc.

By:  /s/  Edward A. Kelly
    ---------------------
Edward A. Kelly
Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  May 24, 1999