Form 10-Q
period 1999-06-30
VITECH AMERICA INC
filed 1999-08-16
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended June 30, 1999


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of August 13, 1999, there were 14,635,655 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  Balance Sheet

                                     Assets

                                                                                            June 30,          December 31,
                                                                                              1999               1998
                                                                                        -----------------  -----------------
                                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                                         $       2,299,491  $       7,719,185
     Accounts receivable, net                                                                 42,832,791         75,893,857
     Inventories, net                                                                         34,572,612         40,351,585
       Investment in subordinated debentures - short term                                      1,617,442         14,676,585
       Due from officer                                                                          619,234                 --
     Other current assets                                                                      5,951,461          8,538,379
                                                                                        -----------------  -----------------
                  Total current assets                                                        87,893,031        147,179,591

Property and equipment, net                                                                   20,091,472         19,696,097
Investment in subordinated debentures - long term                                                195,322          2,677,906
Investments                                                                                    1,130,826          1,248,434
Goodwill, net                                                                                 19,644,666         20,191,646
Deferred tax asset                                                                               721,403          1,567,000
Other assets                                                                                   2,820,174          3,106,301
                                                                                        -----------------  -----------------

                  Total assets                                                         $     132,496,894  $     195,666,975
                                                                                        -----------------  -----------------

                                           Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                            $      28,609,894  $      36,748,951
     Accrued expenses                                                                          1,953,724          4,811,130
     Taxes payable                                                                                    --          1,804,792
       Deferred tax liability                                                                    312,202          1,041,000
     Notes payable - related party                                                            17,200,000          6,700,000
        Notes payable                                                                         11,000,000                 --
     Current maturities of long-term debt                                                        484,342            863,021
     Short-term debt                                                                           7,237,835         25,036,536
                                                                                        -----------------  -----------------
                  Total current liabilities                                                   66,797,997         77,005,430
                                                                                        -----------------  -----------------

Long-term liabilities
       Convertible notes                                                                      19,453,370         13,730,535
     Long-term debt                                                                            1,908,035          2,709,655
                                                                                        -----------------  -----------------
                           Total long-term liabilities                                        21,361,405         16,440,190
                                                                                        -----------------  -----------------


Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                      -                  -
     Common stock, no par value, 30,000,000 shares authorized,
        14,635,655 and 14,635,655 shares issued and outstanding                               60,844,866         60,844,866
        Accumulated other comprehensive loss                                                (40,234,092)        (4,607,064)
     Retained earnings                                                                        23,726,718         45,983,553
                                                                                        -----------------  -----------------
                  Total shareholders' equity                                                  44,337,492        102,221,355
                                                                                        -----------------  -----------------

                  Total liabilities and shareholders' equity                           $     132,496,894  $     195,666,975
                                                                                        -----------------  -----------------


See notes to financial statements


                              VITECH AMERICA, INC.
                               Statement of Income
                                   (unaudited)




                                                            Three Months Ended                         Six Months Ended
                                                   --------------------------------------      ----------------------------------
                                                     June 30, 1999       June 30, 1998          June 30, 1999    June 30, 1998
                                                   ------------------- ------------------      ---------------- -----------------

Net sales                                         $        25,641,391         38,635,842      $     40,944,105 $      72,410,486

Cost of sales                                              14,832,923         22,430,545            23,192,059        43,137,869
                                                   ------------------- ------------------      ---------------- -----------------

         Gross profit                                      10,808,468         16,205,297            17,752,046        29,272,617

Selling, general and administrative expenses                5,570,733          9,009,344            12,313,993        16,146,704
                                                   ------------------- ------------------      ---------------- -----------------

         Income from operations                             5,237,735          7,195,953             5,438,053        13,125,913
                                                   ------------------- ------------------      ---------------- -----------------

Other (income) expenses
     Interest expense, net                                  2,954,322          1,835,832             6,957,522         3,248,011
     Discount on sale of receivables                        1,277,747          1,579,364             3,540,243         1,579,364
     Foreign currency exchange losses                         540,243            267,678            17,197,123         1,393,351
                                                   ------------------- ------------------      ---------------- -----------------

         Total other expenses                               4,772,312          3,682,874            27,694,888         6,220,726
                                                   ------------------- ------------------      ---------------- -----------------

         Income (loss) before provision for
                 income taxes and minority                    465,423          3,513,079          (22,256,835)         6,905,187
                  interest

Provision for income taxes                                         --            348,000                    --           606,560
                                                   ------------------- ------------------      ---------------- -----------------

              Income (loss) before minority                   465,423          3,165,079          (22,256,835)         6,298,627
interest

Minority interest                                                  --          (759,022)                    --         (731,974)
                                                   ------------------- ------------------      ---------------- -----------------

                  Net income (loss)               $           465,423 $        3,924,101      $   (22,256,835) $       7,030,601
                                                   ------------------- ------------------      ---------------- -----------------



Net income (loss) per common share - Basic:
       Weighted common shares                              14,635,655         12,177,839            14,635,655        12,176,739
       Net income per common share                $              0.03 $             0.32      $         (1.52) $            0.58
                                                   ------------------- ------------------      ---------------- -----------------

Net income (loss) per common share - Assuming
dilution:
       Weighted common shares                              14,650,355         12,457,002            14,660,446        12,421,487
       Net income per common share                $              0.03 $             0.32      $         (1.52) $            0.57
                                                   ------------------- ------------------      ---------------- -----------------



See notes to financial statements

                              VITECH AMERICA, INC.
                             Statement of Cash Flows
                                   (unaudited)

                                                                                                 Six Months Ended
                                                                                  ---------------------------------------------
                                                                                      June 30, 1999          June 30, 1998
                                                                                  ---------------------- ----------------------
Cash flows from operating activities
     Net income / (loss)                                                         $          (22,256,835) $           7,030,601
     Adjustments to reconcile net income to net cash
          provided from / (used) in operating activities
              Depreciation                                                                    1,593,036              1,150,003
              Amortization of goodwill                                                          546,980                439,250
              Minority interest                                                                       -              (731,974)
              Translation adjustment                                                                                  (269,000)
              Allowance for doubtful accounts                                                  (200,743)              (504,494)
              Reserve for inventory obsolescence                                                      -                568,204
              Changes in assets and liabilities
                  Accounts receivable                                                        13,176,508             17,316,515
                  Inventories                                                                 5,778,973            (17,475,088)
                  Deferred tax asset                                                            116,799                 12,000
                  Other assets                                                                2,975,435            (4,080,614)
                  Trade accounts payable                                                     (8,139,057)             3,872,731
                  Accrued expenses                                                           (2,857,406)               228,443
                  Due to/from officers                                                         (619,234)               303,022
                  Income and sales taxes payable                                             (1,907,182)             1,592,943
                                                                                  ---------------------- ----------------------
                                      Total adjustments                                      10,464,109              2,421,941
                                                                                  ---------------------- ----------------------

                      Net cash (used) / provided from operating activities                  (11,792,726)             9,452,542
                                                                                  ---------------------- ----------------------
Cash flows from investing activities
     Purchases of property and equipment                                                     (1,988,411)            (6,455,941)
     Payment for business acquisition                                                                 -               (136,000)
     Other investments                                                                          117,608                (68,353)
                                                                                  ---------------------- ----------------------
                      Net cash used in investing activities                                  (1,870,803)            (6,660,294)
                                                                                  ---------------------- ----------------------
Cash flows from financing activities
        Net (payments)/proceeds under short-term bank borrowings                            (17,798,701)            10,231,736
        Net payments of taxes payable                                                          (309,762)              (472,839)
        Payment of convertible notes                                                         (4,277,165)                     -
        Proceeds from convertible notes                                                      10,000,000                      -
        Payment of note payable for business acquisition                                              -             (2,231,250)
        Proceeds from note payable - related party                                           10,500,000                      -
        Proceeds from note payable                                                           11,000,000                      -
        Net (payments)/proceeds of notes payable                                               (870,537)               250,564
        Proceeds from sale of common stock                                                            -                 20,000
                                                                                  ---------------------- ----------------------
                      Net cash provided by financing activities                               8,243,835              7,798,211

                                                                                  ---------------------- ----------------------
                      Net increase / (decrease) in cash and cash equivalents                 (5,419,694)            10,590,459

Cash and cash equivalents - beginning of period                                               7,719,185             22,704,632
                                                                                  ---------------------- ----------------------
Cash and cash equivalents - end of period                                        $            2,299,491 $           33,295,091
                                                                                  ---------------------- ----------------------

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                           $             9,589,939 $            5,602,329
                                                                                 ----------------------- ----------------------
         Income taxes                                                           $               256,762 $               85,952
                                                                                 ----------------------- ----------------------

Supplemental schedule of non-cash investing and financing activities
       Investment in property equipment through financing  agreements           $                     - $            1,180,000
                                                                                 ----------------------- ----------------------

See notes to financial statements
                                       4

                              Vitech America, Inc.
                          Notes to Financial Statements
                                  June 30, 1999


Note 1 - Basis of presentation
------------------------------

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended June 30, 1999 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                     ----------------------------------      ---------------------------------
                                                          1999               1998                 1999              1998
                                                     ---------------    ---------------      ---------------    --------------
       Net income (loss) for basic and diluted
         income per common share                  $         465,423  $       3,924,101      $  (22,256,835)  $      7,030,601
                                                     ---------------    ---------------      ---------------    --------------

       Weighted average number of shares
         for basic income per share                      14,635,655         12,177,839           14,635,655        12,176,739

       Dilutive securities:
           Stock options                                      6,474            216,367                7,531           191,035
           Warrants                                           8,226             62,796               17,260            53,713
                                                     ---------------    ---------------      ---------------    --------------

       Weighted average number of shares
         for diluted income per share                    14,650,355         12,457,002           14,660,446        12,421,487
                                                     ---------------    ---------------      ---------------    --------------

       Net income (loss) per common share:
           Basic                                  $            0.03  $            0.32      $        (1.52)  $           0.58
           Diluted                                $            0.03  $            0.32      $        (1.52)  $           0.57



For the three month and six month periods ended June 30, 1999 and 1998, the effects on earnings per share of the $19,453,370 and $58,608,250 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three month and six month periods ended June 30, 1999, there were outstanding 4,603,827 stock options and 570,251 warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the three month and six month periods ended June 30, 1998, there were outstanding 3,300,000 stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices were greater than the average market price of the common shares.

Note 4 - Accounts receivable

Accounts receivable consisted of the following:

                                                              June 30,
                                                                1999
                                                          -----------------

           Trade accounts receivable                   $        46,660,795
           Allowance for doubtful accounts                     (3,828,004)
                                                          -----------------
                   Total                               $        42,832,791
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

There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The Company serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the relevant repurchase date, the Company shall be required to deposit, within twenty-four
(24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, there is a contingent liability in the amount of approximately $43.8 million which represents the balance as of June 30, 1999, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

Note 5 - Investment in subordinated debentures

In connection with the TAC financing program whereby the Company receives cash and subordinated debentures (which represents its retained interest in the program) in consideration for the sale of its accounts receivable to TAC, the Company had an investment in subordinated debentures at June 30, 1999 as follows:

                   Current portion                   $         1,617,442
                   Long term portion                             195,322
                                                        -----------------
                         Total                       $         1,812,764
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

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down substantially from its values at December 31, 1998. Should the Real recover in value against the U.S. dollar, then the Company could regain its value in the subordinated debentures.

In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. While the consensus has provided time for the program to recover, with the continuing difficult economic conditions of Brazil and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet is current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to self-amortize over the life of the receivable portfolio held by TAC and the Company believes that TAC will no longer be a viable financing source for the Company.

Note 6 - Inventories
--------------------

Inventories are summarized as follows:

                                                            June 30,
                                                              1999
                                                      -----------------
Finished goods                                       $     10,518,564
Work in process                                             2,286,366
Components in the factory                                  17,881,227
Components in transit  (a)                                  4,888,695
                                                      -----------------
                                                           35,574,852
Allowance for obsolescence                                (1,002,240)
                                                      -----------------
        Total                                        $     34,572,612
                                                      -----------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 7 - Comprehensive Income
-----------------------------

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the six month period ended June 30, 1999, the Company had a comprehensive loss of $57.7 million as compared to a reporting net loss of $22.2 million. Comprehensive loss includes a cumulative translation adjustment of $35.5 million associated with the translation of the Company's subsidiary financial statements to the US dollar.

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

Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
     o   Indexed the pricing of its products in Reais to the U.S. dollar.
     o   Significantly reduced the credit terms that it extends to customers.
     o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
     o   Negotiated short term financing (see Notes 9, 10, and 11).
     o   Modified the repayment terms of certain convertible notes.
     o   Continue to negotiate with TAC (see Note 5).
     o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

While the Company continues to believe that the long-term growth opportunities remain for the Brazilian information technology market, it continues to evaluate the impact of the current business conditions on its operations. The ultimate resolution of these matters could have a material adverse effect on the financial condition and results of operation for future quarters.

Note 9 - Note Payable - Related Party
-------------------------------------

In March 1999, the Company received a loan from a related party for the principal amount of $10 million. The loan bears interest at the annual rate of 15% and has a term of 120 days. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note, with a conversion price of $9.25 per share, should the loan not be repaid at maturity. The proceeds of the loan are being used to repay certain indebtedness and for general working capital purposes. The maker had a pre-existing relationship with the Company and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to
Section 4(2) of the Securities and Exchange Act of 1933, as amended (the "Securities Act").

Note 10 - Note Payable
----------------------

In April 1999, the Company received a loan from an unrelated third party for the principal amount of $11 million. The loan bears interest at the annual rate of 10%. The loan originally had a term of 90 days, but has been extended by mutual agreement to 180 days. The loan is evidenced by a promissory note and is personally guaranteed by the Company's two principal executive officers and majority shareholders. The proceeds of these loans are being used for the repayment of indebtedness and for general working capital purposes. The investor was accredited and sophisticated and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933, as amended (the "Securities Act").

Note 11 - Convertible Notes
---------------------------

In May 1999, the Company completed a private placement of a $10 million convertible debenture. The debenture is a two year 10% note convertible into the Company's common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture after nine months at a price equal to 112% of the principal amount. For every quarter thereafter the repayment amount shall increase 4%. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the Company's common stock in connection with this financing and 36,000 warrants to the placement agent. The investors were accredited and sophisticated and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the Company's Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of income and their percentage of the Company's consolidated net sales:



                                          Three Months Ended June 30,                       Six Months Ended June 30,
                                  --------------------------------------------     ---------------------------------------------
                                         1999                     1998                     1999                    1998
                                  --------------------     -------------------     ---------------------    --------------------
Net sales                         $ 25,641,391  100%       $38,635,842  100%        $40,944,105   100%      $72,410,486   100%
Cost of sales                       14,832,923  57.9        22,430,545  58.1         23,192,059   56.6       43,137,869   59.6
Gross profit                        10,808,468  42.1        16,205,297  41.9         17,752,046   43.4       29,272,617   40.4
Selling, general and
  administrative expenses            5,570,733  21.7         9,009,344  23.2         12,313,993   30.1       16,146,704   22.3
Income from operations               5,237,735  20.4         7,195,953  18.6          5,438,053   13.3       13,125,913   18.1
Net interest and financing           4,232,069  16.5         3,415,196   8.8         10,497,765   25.6        4,827,375   6.7
expense
Foreign currency exchange losses       540,243   2.1           267,678   0.7         17,197,123   42.0        1,393,351   1.9
Net income (loss)                 $    465,423   1.8       $ 3,924,101  10.1       (22,256,835)  (54.4)     $ 7,030,601   9.7


         Net sales decreased by $13 million, or approximately 34%, to $25.6 million for the quarter ended June 30, 1999, as compared to $38.6 million for the quarter ended June 30, 1998. For the quarter ended June 30, 1999, the Company sold approximately 19,500 PC units as compared to approximately 26,000 PC units during the quarter ended June 30, 1998. For the six month period ended June 30, 1999, net sales decreased by $31.5 million, or approximately 43.5%, to $40.9 million as compared to $72.4 million for the six month period ended June 30, 1998. Such decrease in sales (both in dollars and in PC units sold) was primarily attributable to the devaluation of the Real, which occurred in January 1999, and the resulting unfavorable business conditions in Brazil which have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. After the devaluation the Company had customers postponing their information technology purchases until the economic conditions stabilized in Brazil. The Company also had to cancel contracts with its customers to renegotiate their pricing to reflect the post devalutation exchange rates. Also, after the devaluation, the Company adjusted the sale prices of its products in Reais upward and maintained them indexed to the U.S. dollar. This resulted in the Company's products becoming more expensive in the Brazilian currency which contributed to the reduced demand. During the quarter ended June 30, 1999, the Company began to see the business conditions improve in Brazil. This began with the stabilizing of the Real in the currency markets which occurred around mid-April. Conditions, however, have not yet returned to the pre-devaluation levels.

         Cost of sales during the quarter ended June 30, 1999 were $14.8 million, representing 57.9% of sales during the period, as compared to $22.4 million for the quarter ended June 30, 1998, representing 58% of sales for the period. Cost of sales during the six month period ended June 30, 1999 were $23.2 million, representing 56.6% of sales during the period, as compared to $43.1 million for the six month period ended June 30, 1998, representing 59.6% of sales for the period. The decrease in cost of sales as a percentage of sales during the quarter and six month period ended June 30, 1999, when compared to the quarter and six month period ended June 30, 1998, was attributable to the Company increasing the pricing of its products after the devaluation of the Real and maintaining them indexed to the US dollar, while at the same time certain components of the Company's cost of sales are denominated in Reais and were reduced in US dollar terms with the devaluation of the Real. Also contributing to the decrease in cost of sales as a percentage of sales was the Company's product mix. As the Company has expanded into the corporate and governmental markets, it has focused on developing integrated solutions for its customers utilizing hardware, software and networking products. For the quarter and six month period ended June 30, 1999, there were a higher percentage of integrated solution products, which have a higher margin, included in the Company's sales mix.

         Selling, general, and administrative expenses decreased by $3.4 million, or approximately 38%, to $5.6 million for the quarter ended June 30, 1999, as compared to $9 million for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, selling, general, and administrative expenses decreased by $3.8 million, or approximately 23.7%, to $12.3 million as compared to $16 million for the six month period ended June 30, 1998. The decrease was primarily attributable to the devaluation of the Real which reduced the expenses in U.S. dollar terms of the Company's Brazilian subsidiaries. Also contributing to the decrease was the execution of the Company's expense reduction plans as part of its consolidation of the operations of its two subsidiaries, Bahiatech and Microtec which involved closing the Microtec factory in the state of Sao Paulo and eliminating redundant positions. Selling, general, and administrative expense as a percentage of sales was 21.7% for the quarter ended June 30, 1999, compared to 23.3% for the quarter ended June 30, 1998. Such decrease was primarily attributable to the aforementioned decrease in the expenses which was greater in percentage terms than the decrease in sales.

         Income from operations decreased by $2 million, or approximately 27%, to $5.2 million for the quarter ended June 30, 1999, as compared to $7.2 million for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, income from operations decreased by $7.7 million, or approximately 58.6%, to $5.4 million as compared to $13.1 million for the six month period ended June 30, 1998. Such decrease was primarily attributable to the aforementioned decrease in sales. Income from operations as a percentage of sales increased to 20.4% for the quarter ended June 30, 1999 from 18.6% for the quarter ended June 30, 1998. This increase was primarily attributable to the aforementioned decrease in selling, general, and administrative expenses.

         Interest and financing expense increased by $816,873, or approximately 23.9%, to $4.2 million for the quarter ended June 30, 1999, as compared to $3.4 million for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, interest and financing expense increased by $5.7 million, or approximately 117.5%, to $10.5 million as compared to $4.8 million for the six month period ended June 30, 1998. Interest and financing expense as a percentage of sales increased to 16.5% for the quarter ended June 30, 1999 from 8.8% for the quarter ended June 30, 1998. These increases were primarily attributable to the Company's increased use of debt financing to support its working capital needs and the increase costs of such financing, primarily the debt financing with Brazilian banks.

         During the quarter ended June 30, 1999, the Company experienced a foreign currency exchange loss of $540,243, or 2.1% of sales, associated with certain U.S. dollar denominated monetary assets and liabilities of the Company's Brazilian subsidiaries. For the six month period ended June 30, 1999, the Company experienced a foreign currency transaction loss of $17.2 million, which included $16.7 million which occurred during the first quarter and was a direct result of the devaluation of the Brazilian currency. At June 30, 1999, the Commercial Market Rate for the Real was R$1.7520 per US$1.00 as compared to R$1.7250 per US$1.00 at March 31, 1999, and R$1.2090 per US$1.00 at December 31,
1998. Also included in foreign currency exchange loss for the six month period ended June 30, 1999 is a write down of the Company's investment in a subordinated debenture from TAC (see Note 5 to the Company's financial statements dated June 30, 1999).

         Net income for the quarter ended June 30, 1999 was $465,423, or $0.03 per share assuming dilution, representing 1.8% of sales during the period, as compared to $3.9 million, or $0.32 per assuming dilution, representing 10.2% of sales during the period. For the six month period ended June 30, 1999, the Company incurred a net loss of $22.3 million, as compared to net income of $7 million for the six month period ended June 30, 1998. The decrease in net income was primarily attributable to the aforementioned decrease in sales that resulted from devaluation and the unfavorable business conditions.

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

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable and to meet certain debt maturities. During the six month period ended June 30, 1999, the Company used debt financing to satisfy its working capital requirements.

         At June 30, 1999, the Company had a working capital surplus of $21.1 million compared to $70.2 million at December 31, 1998. This decrease in working capital was primarily attributable to the devaluation of the Brazilian currency and the corresponding devaluation of the Company's accounts receivable.

         Net cash used in operating activities for the six month period ended June 30, 1999 was $11.8 million as compared to $9.5 million in cash provided by operating activities during the six month period ended June 30, 1998 and resulted primarily from the net loss for the period and the repayment of trade accounts payable and accrued expenses which more than offset the decreases in accounts receivable and inventory for the period.

         Net cash used in investing activities was $1.9 million for the six month period ended June 30, 1999. Such use of cash was primarily related to the purchase of computer hardware and software to support the Company's management information system. Net cash provided from financing activities was $8.2 million for the six month period ended June 30, 1999 and resulted primarily from the short-term borrowings and a convertible note offering.

         The Company has a revolving line of credit in the amount of $4,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. Such line consists of $3,000,000 for working capital and $1,000,000 for trade finance used to support letters of credit which the Company may issue to secure purchase obligations. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime (currently 8%). The term of the credit facility expired in May 1999, however the facility has been renewed on a month to month basis and the Company is currently in discussions with Eastern National Bank to renew such credit facility on a longer term basis. As of June 30, 1999, there was $2.3 million owed under the working capital line and $158,400 of exposure under the letter of credit facility.

         As of June 30, 1999, the Company had approximately $5 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of June 30, 1999, the Company had available approximately $20 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

         On October 31, 1998, the holders of an aggregate principal amount of $17,967,320 of the Company's convertible notes exercised their put right, pursuant to the terms of the notes, and requested the Company to repurchase the remaining balance of the notes at a put price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders to repay the remaining principal outstanding on the notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest. As of June 30, 1999, there was a principal amount of $5,237,745 outstanding on such notes. In a series of transactions between April and July of 1999, the holders of such convertible notes sold their position in the notes to an unrelated third party investor. Simultaneously with such sale, the Company amended and restated the terms of the convertible notes and entered into revised put and call agreements for the notes. The revised terms provide the note holder with a conversion price equal to $11 per share and provide the holder with the right to require the Company to repurchase the notes at a premium during a put period, as defined in the agreement. In the event the Company declines to repurchase the notes upon the exercise of a holder put option during a put period, the conversion price of the note would be adjusted to equal 85% of the market price, as defined.

         In April 1999, in order to induce the holders of $3,621,875 of the Company's 10% convertible notes, the Company amended and restated the terms of the notes. The conversion price of the notes was adjusted to $10 per share and the holders were provided with an additional put option in October of 1999 and again in April of 2000.

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

         The accounts receivable financing program with TAC contains a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. Vitech serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the required repurchase date, Vitech is required to deposit, within twenty-four (24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, at June 30, 1999, there is a contingent liability in the amount of approximately $43.8 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down substantially from its values at December 31, 1998. Should the Real recover in value against the U.S. dollar, then the Company could regain its value in the subordinated debentures.

         In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. While the consensus has provided time for the program to recover, with the continuing difficult economic conditions of Brazil and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet is current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to self-amortize over the life of the receivable portfolio held by TAC and the Company believes that TAC will no longer be a viable financing source for the Company. (See Notes 4 and 5 to the Company's financial statements dated June 30, 1999).

         In March of 1999, the Company received a loan from a related party for the principal amount of $10 million. The loan bears interest at the annual rate of 15% and has a term of 120 days. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note should the loan not be repaid at maturity. Additionally, in April of 1999, the Company received a loan from an unrelated third party for the principal amount of $11 million. The loan bears interest at the annual rate of 10%. The original term of the note was 90 days, but has been extended by mutual agreement to 180 days. The loan is evidenced by a promissory note and is personally guaranteed by the Company's two principal executive officers and majority shareholders. The proceeds of these loans are being used for the repayment of indebtedness and for general working capital purposes.

         In May 1999, the Company completed a private placement of a $10 million convertible debenture. The debenture is a two year 10% note convertible into the Company's common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture after nine months at a price equal to 112% of the principal amount. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the Company's common stock in connection with this financing and 36,000 warrants to the placement agent.

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

         Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
     o   Indexed the pricing of its products in Reais to the U.S. dollar.
     o   Significantly reduced the credit terms that it extends to customers.
     o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
     o Negotiated short term financing (see Liquidity and Capital resources above).
     o   Modified the repayment terms of certain convertible notes.
     o Continue to negotiate with TAC (see Note 5 to the Company's financial statements dated June 30, 1999).
     o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

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

         Through June 30, 1999, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the six month period ended June 30, 1999, the Company had a comprehensive loss of $57.7 million as compared to a reporting net loss of $22.2 million. Comprehensive loss includes a cumulative translation adjustment of $35.5 million associated with the translation of the Company's subsidiary financial statements to the US dollar.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Shareholders' Meeting was held on June 14, 1999. At the Annual Meeting, the Company's shareholders were asked to consider and vote upon the following matters:

         (1) The election of six members of the Company's Board of Directors to serve until the Company's 2000 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and
         (2)   The ratification of the appointment of Pannell Kerr Forster PC as auditors of the Company's financial statements for the fiscal year ending December 31, 1999.

         The following six members of the Company's Board of Directors were duly elected :

            Director                   Votes For           Votes Against          Votes Abstained
--------------------------------- --------------------- --------------------- ------------------------
Georges C. St. Laurent III             13,680,801             173,861                    0
William C. St. Laurent                 13,680,801             173,861                    0
Joseph K. Meyer                        13,680,801             173,861                    0
H.R. Shepherd                          13,680,801             173,861                    0
Touma Makdassi Elias                   13,680,801             173,861                    0
William Robin Blackhurst               13,680,801             173,861                    0



         The results of the vote on the ratification of the appointment of Pannell Kerr Forster PC as auditors of the Company's financial statements for the fiscal year ending December 31, 1999, were as follows:

               Votes For           Votes Against        Abstentions
        ------------------------ ------------------- -------------------

              13,691,981              154,911              7,770

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

Vitech America, Inc.

By: /s/  Edward A. Kelly
    --------------------
Edward A. Kelly
Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  August 13, 1999