Form 10-Q
period 1999-09-30
VITECH AMERICA INC
filed 1999-11-15
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 1999


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

       Registrant's telephone number, including area code: (305) 477-1161


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         As of November 12, 1999, there were 15,195,939 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                                  Balance Sheet

                                     Assets
                                                                                          September 30,        December 31,
                                                                                              1999                 1998
                                                                                        -----------------   -----------------
                                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                                            $   9,594,084       $   7,719,185
     Accounts receivable, net                                                                42,446,445          75,893,857
     Inventories, net                                                                        31,961,146          40,351,585
       Investment in subordinated debentures - short term                                          --            14,676,585
       Due from officer                                                                         327,286                --
     Other current assets                                                                     5,511,676           8,538,379
                                                                                          -------------       -------------
                  Total current assets                                                       89,840,637         147,179,591

Property and equipment, net                                                                  23,225,654          19,696,097
Investment in subordinated debentures - long term                                                  --             2,677,906
Investments                                                                                   1,087,926           1,248,434
Goodwill, net                                                                                19,371,176          20,191,646
Deferred tax asset                                                                            1,113,317           1,567,000
Other assets                                                                                  9,027,855           3,106,301
                                                                                          -------------       -------------

                  Total assets                                                            $ 143,666,565       $ 195,666,975
                                                                                          -------------       -------------

                      Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                               $  29,246,085       $  36,748,951
     Accrued expenses                                                                         2,271,691           4,811,130
     Taxes payable                                                                              541,461           1,804,792
     Deferred tax liability                                                                     610,439           1,041,000
     Notes payable - related party                                                           14,200,000           6,700,000
        Notes payable                                                                              --                  --
     Current maturities of long-term debt                                                       533,574             863,021
     Short-term debt                                                                          2,890,956          25,036,536
                                                                                          -------------       -------------
                  Total current liabilities                                                  50,294,206          77,005,430
                                                                                          -------------       -------------

Long-term liabilities
     Convertible notes                                                                       50,309,620          13,730,535
     Long-term debt                                                                           1,872,299           2,709,655
                                                                                          -------------       -------------
                           Total long-term liabilities                                       52,181,919          16,440,190
                                                                                          -------------       -------------


Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                  --                  --
     Common stock, no par value, 30,000,000 shares authorized,
        15,195,939 and 14,635,655 shares issued and outstanding                              65,346,448          60,844,866
     Accumulated other comprehensive loss                                                   (48,433,306)         (4,607,064)
     Retained earnings                                                                       24,277,298          45,983,553
                                                                                          -------------       -------------
                  Total shareholders' equity                                                 41,190,440         102,221,355
                                                                                          -------------       -------------

                  Total liabilities and shareholders' equity                              $ 143,666,565       $ 195,666,975
                                                                                          -------------       -------------

See notes to financial statements

                              VITECH AMERICA, INC.
                               Statement of Income
                                   (unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                   --------------------------------------  ---------------------------------
                                                         September 30,     September 30,     September 30,    September 30,
                                                             1999              1998              1999              1998
                                                   ------------------- ------------------  --------------- -----------------
Net sales                                              $  28,191,885        47,410,603      $  69,135,990      $ 119,821,089

Cost of sales                                             17,466,101        27,546,045         40,658,160         70,683,914
                                                       -------------     -------------      -------------      -------------

         Gross profit                                     10,725,784        19,864,558         28,477,830         49,137,175

Selling, general and administrative expenses               5,694,958         8,798,284         18,008,951         24,944,988
                                                       -------------     -------------      -------------      -------------

         Income from operations                            5,030,826        11,066,274         10,468,879         24,192,187
                                                       -------------     -------------      -------------      -------------

Other expenses
     Interest expense, net                                 3,018,171         2,625,106          9,975,693          5,873,117
     Discount on sale of receivables                         556,386         1,895,834          4,096,629          3,475,198
     Foreign currency exchange losses                        905,689         1,842,460         18,102,812          3,235,811
                                                       -------------     -------------      -------------      -------------

         Total other expenses                              4,480,246         6,363,400         32,175,134         12,584,126
                                                       -------------     -------------      -------------      -------------

         Income (loss) before provision for
                 income taxes and minority                   550,580         4,702,874        (21,706,255)        11,608,061
                  interest

Provision for income taxes                                      --             315,250               --              921,810
                                                       -------------     -------------      -------------      -------------

         Income (loss) before minority interest              550,580         4,387,624        (21,706,255)        10,686,251


Minority interest                                               --            (251,216)              --             (983,191)
                                                       -------------     -------------      -------------      -------------

                  Net income (loss)                    $     550,580     $   4,638,840      $ (21,706,255)     $  11,669,442
                                                       -------------     -------------      -------------      -------------



Net income (loss) per common share - Basic:
       Weighted common shares                             14,735,147        12,997,111         14,668,819         12,450,196
       Net income (loss) per common share              $        0.04     $        0.36      $       (1.48)     $        0.94
                                                       -------------     -------------      -------------      -------------

Net income (loss) per common share - Assuming
dilution:
       Weighted common shares                             14,746,423        13,045,149         14,689,105         12,645,691
       Net income (loss) per common share              $        0.04     $        0.36      $       (1.48)     $        0.92
                                                       -------------     -------------      -------------      -------------


See notes to financial statements

                              VITECH AMERICA, INC.
                             Statement of Cash Flows
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                  ---------------------------------------------
                                                                                   September 30, 1999     September 30, 1998
                                                                                  ---------------------- ----------------------
Cash flows from operating activities
     Net income / (loss)                                                              $(21,706,255)    $ 11,669,442
     Adjustments to reconcile net income to net cash
          provided from / (used) in operating activities
            Depreciation                                                                 2,364,429        1,761,863
            Amortization of goodwill                                                       820,470          676,053
            Minority interest                                                                 --           (983,191)
            Translation adjustment                                                            --           (450,000)
            Allowance for doubtful accounts                                                   --             46,506
            Reserve for inventory obsolescence                                                --             17,204
            Changes in assets and liabilities
              Accounts receivable                                                        6,975,661       12,134,298
              Inventories                                                                8,390,439      (24,824,229)
              Deferred tax asset                                                            23,122           12,000
              Other assets                                                               1,606,731       (7,024,989)
              Trade accounts payable                                                    (7,502,866)       7,239,915
              Accrued expenses                                                          (2,539,439)        (668,881)
              Due to/from officers                                                        (327,286)         171,231
              Income and sales taxes payable                                            (1,263,331)       2,750,782
                                                                                      ------------     ------------
                                      Total adjustments                                  8,547,930       (9,141,438)
                                                                                      ------------     ------------

                      Net cash (used) / provided from operating activities             (13,158,325)       2,528,004
                                                                                      ------------     ------------
Cash flows from investing activities
     Purchases of property and equipment                                                (5,893,986)      (8,422,186)
     Payment for business acquisition                                                         --           (591,906)
     Other investments                                                                     160,508         (115,114)
                                                                                      ------------     ------------
                      Net cash used in investing activities                             (5,733,478)      (9,129,206)
                                                                                      ------------     ------------
Cash flows from financing activities
     Net (payments)/proceeds under short-term bank borrowings                          (22,145,580)      (5,829,497)
     Net payments of taxes payable                                                        (309,762)        (472,839)
     Payment of convertible notes                                                       (4,420,915)            --
     Proceeds from convertible notes                                                    41,000,000          450,000
     Payment of note payable for business acquisition                                         --         (2,231,250)
     Net proceeds from note payable - related party                                      7,500,000             --
     Proceeds from note payable                                                               --               --
     Net (payments)/proceeds of notes payable                                             (857,041)         454,688
     Proceeds from sale of common stock                                                       --            123,909
                                                                                      ------------     ------------
                      Net cash provided / (used) by financing activities                20,766,702       (7,504,989)

                                                                                      ------------     ------------
                      Net increase / (decrease) in cash and cash equivalents             1,874,899      (14,106,191)

Cash and cash equivalents - beginning of period                                          7,719,185       22,704,632
                                                                                      ------------     ------------
Cash and cash equivalents - end of period                                             $  9,594,084     $  8,598,441
                                                                                      ------------     ------------

Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                                 $ 13,857,322     $ 12,635,058
                                                                                      ------------     ------------
         Income taxes                                                                 $    256,762     $    217,168
                                                                                      ------------     ------------

Supplemental schedule of non-cash investing and financing activities
       Investment in property equipment through financing  agreements                 $       --       $  1,180,000
                                                                                      ------------     ------------

See notes to financial statements

                              Vitech America, Inc.
                          Notes to Financial Statements
                               September 30, 1999


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements have been included, and all adjustments are of a normal and recurring nature. The financial statements as of and for the interim period ended September 30, 1999 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                      Nine Months Ended
                                                        September 30,                            September 30,
                                              -----------------------------------      ---------------------------------
                                                   1999                1998                1999               1998
                                              ----------------    ---------------      --------------     --------------
Net income (loss) for basic and diluted
  income per common share                      $    550,580        $  4,638,840        $(21,706,255)        $ 11,669,442
                                               ------------        ------------        ------------         ------------

Weighted average number of shares
  for basic income per share                     14,735,147          12,997,111          14,668,819           12,450,196

Dilutive securities:
    Stock options                                     1,200              34,350               5,421              151,542
    Warrants                                         10,076              13,688              14,865               43,953
                                               ------------        ------------        ------------         ------------

Weighted average number of shares
  for diluted income per share                   14,746,423          13,045,149          14,689,105           12,645,691
                                               ------------        ------------        ------------         ------------

Net income (loss) per common share:
    Basic                                      $       0.04        $       0.36        $      (1.48)        $       0.94
    Diluted                                    $       0.04        $       0.36        $      (1.48)        $       0.92


For the three month and nine month periods ended September 30, 1999 and 1998, the effects on earnings per share of the $50,309,620 and $24,903,750 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three month and nine month periods ended September 30, 1999, there were outstanding 4,685,487 stock options and 742,418 warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the three month and nine month periods ended September 30, 1998, there were outstanding 4,438,999 stock options and 271,087 warrants not included in the computation of diluted earnings per share of common stock because the option exercise prices were greater than the average market price of the common shares.

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable consisted of the following:

                                                      September 30,
                                                           1999
                                                     --------------

Trade accounts receivable                            $   45,987,144
Allowance for doubtful accounts                          (3,540,699)
                                                     --------------
        Total                                        $   42,446,445
                                                     --------------

In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby the Company's subsidiary, Bahiatech - Bahia Tecnologia Ltda. ("Bahiatech"), could sell certain of its accounts receivable to TAC in exchange for cash and a subordinated debentures. The subordinated debentures are revolving non-interest bearing bearer notes. (See Note 5).

The program is a $150 million collateralized global medium term note program whereby TAC would issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized global medium term notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

There is a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances including accounts receivable delinquencies, accounts receivable default or violations of certain accounts receivable concentration limits. The repurchase obligation may be satisfied by transferring to TAC an aggregate amount of additional receivables the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price thereof, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The Company serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the relevant repurchase date, the Company shall be required to deposit, within twenty-four (24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, there is a contingent liability in the amount of approximately $40.7 million which represents the balance as of September 30, 1999, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

NOTE 5 - INVESTMENT IN SUBORDINATED DEBENTURES

In connection with the TAC financing program whereby the Company receives cash and subordinated debentures (which represents its retained interest in the program) in consideration for the sale of its accounts receivable to TAC, the Company had an investment in subordinated debentures at December 31, 1998 as follows:

Current portion                           $     14,676,585
Long term portion                                2,677,906
                                          ----------------
      Total                               $     17,354,491
                                          ----------------

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

In January 1999, the Brazilian government allowed its currency, the REAL, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the REAL against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the REAL to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the REAL against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down substantially from its values at December 31, 1998. With an exchange rate of 1.938 REAIS to the U.S. dollar at September 30, 1999, the overcollateral ratio was less than 100% and therefore the value of the subordinated debentures was equal to zero.

In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. Since June, however, because of the continuing difficult economic conditions of Brazil, the poor payment performance of the receivables held by TAC and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet is current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to remain in default and to self-amortize over the life of the receivable portfolio held by TAC. The Company also believes that TAC will no longer be a viable financing source for the Company in the future.

NOTE 6 - INVENTORIES
--------------------

Inventories are summarized as follows:

                                                       September 30,
                                                            1999
                                                      ---------------

Finished goods                                        $     9,868,458
Work in process                                             1,798,250
Components in the factory                                  16,647,975
Components in transit  (a)                                  4,648,703
                                                      ---------------
                                                           32,963,386
Allowance for obsolescence                                 (1,002,240)
                                                      ---------------
        Total                                         $    31,961,146
                                                      ---------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the nine month period ended September 30, 1999, the Company had a comprehensive loss of $65.5 million as compared to a reporting net loss of $21.7 million. Comprehensive loss includes a cumulative translation adjustment of $43.8 million associated with the translation of the Company's subsidiary financial statements to the US dollar.

NOTE 8 - BUSINESS CONDITIONS
----------------------------

In January 1999, the Brazilian government allowed its currency, the REAL, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the REAL against the U.S. dollar. The Company's accounts receivable are denominated in the REAL while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. Accordingly, with the devaluation, the Company recorded a currency transaction loss of $18,102,812 associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

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

NOTE 9 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In March 1999, the Company received a loan from a related party for the principal amount of $10 million. The loan bears interest at the annual rate of 15% and is payable on demand with 90 days notice. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note, with a conversion price of $9.25 per share, should the loan not be repaid at maturity. The proceeds of the loan are being used to repay certain indebtedness and for general working capital purposes. The maker had a pre-existing relationship with the Company and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933, as amended (the "Securities Act").

NOTE 10 - CONVERTIBLE NOTES
---------------------------

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

NOTE 11 - STRATEGIC ALLIANCE
----------------------------

In April 1999, the Company received a short-term loan from Gateway Companies, Inc. ("Gateway") for the principal amount of $11 million, bearing interest at the annual rate of 10%. The loan originally had a term of 90 days, but was extended by mutual agreement to 180 days. The proceeds of the loan were used for the repayment of indebtedness and for general working capital purposes. This short term-loan was repaid in full out of the proceeds from a convertible note investment by Gateway made in September 1999 as discussed below.

In September 1999, the Company formed a strategic alliance with Gateway which resulted in a $31 million investment by Gateway. Pursuant to a Convertible Loan Agreement (the "Loan Agreement"), the investment was in the form of a 10% Convertible Promissory Note. The Note bears interest at 10% per annum with interest payable quarterly. The Note matures on March 16, 2001. The Note is initially convertible at $11.02 (the "initial Conversion Price") subject to stock-splits, stock dividends, rights offering by the Company and certain combinations, capitalizations, reclassifications, extraordinary distributions and other similar events. Under the terms of the Agreement, beginning six months after the Closing Date, Gateway may demand registration of the securities underlying the Note. William C. St. Laurent and Georges C. St. Laurent, III, the Company's President and Chief Executive Officer, jointly and severally, have guaranteed $11,000,000 of the Note.

In no event shall the Company issue more than 19.9% of the then issued and outstanding shares of Common Stock of the Company, unless the Company shall obtain stockholder approval or a waiver of such requirement by the Nasdaq Stock Market. Messrs. St. Laurent have agreed to vote their shares in favor of any transaction contemplated by the Agreement, at any meeting, for the purpose of issuing in excess of 19.9% of the Company's Common Stock.

The Company also was granted an option, exercisable at the Company's election, to acquire certain exclusive territorial rights in Brazil from Gateway. For this option, the Company issued 538,284 shares of the Company's common stock to Gateway.

Gateway was also granted an option, exercisable within two years from the Closing Date, to engage in the following transactions with the Company: (i) extend an additional $40 million convertible loan to the Company on the same terms and conditions as the Note, with a conversion price equal to the lower of
(x) $11.02 per share or (y) a 20% premium over the then market value of the Company's common stock as reported on the Nasdaq Stock Market determined by taking the arithmetic average of the closing price of the Company's common stock for a period of twenty (20) trading days preceding the date on which Gateway gives notice of its intent to exercise this option and/or (ii) subject to compliance with applicable law, enter into a merger agreement whereby the Company's shareholders shall have the option to (x) exchange their shares for $14.00 per share in cash or (y) one share of a new callable putable common stock (the "New Stock"). The New Stock shall have a call provision whereby Gateway will have the right to call 100% (and not less than 100%) of the New Stock, including all vested options, which it does not already own, at a price which shall be determined by the Company's performance. The New Stock shall also have a put provision whereby the New Stock holders will have the right to put annually to Gateway 100% (and not less than 100%) of their New Stock, including all vested dilutive options and warrants, at a price which shall be determined by the Company's performance.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of income and their percentage of the Company's consolidated net sales:

                                        Three Months Ended September 30,                   Nine Months Ended September 30,
                                   --------------------------------------------     ----------------------------------------------
                                          1999                     1998                     1999                     1998
                                   --------------------     -------------------     ---------------------    ---------------------
Net sales                          $ 28,191,885  100%       $47,410,603   100%       $ 69,135,990   100%     $119,821,089    100%
Cost of sales                        17,466,101  61.9        27,546,045  58.1         40,658,160   58.8        70,683,914   59.0
Gross profit                         10,725,784  38.1        19,864,558  41.9         28,477,830   41.2        49,137,175   41.0
Selling, general and
  administrative expenses             5,694,958  20.2         8,798,284  18.6         18,008,951   26.1        24,944,988   20.8
Income from operations                5,030,826  17.8        11,066,274  23.3         10,468,879   15.1        24,192,187   20.2
Net interest and financing
expense                               3,574,557  12.7         4,520,940   9.5         14,072,322   20.4         9,348,315   7.8
Foreign currency exchange losses        905,689   3.2         1,842,460   3.9         18,102,812   26.2         3,235,811   2.7
Net income (loss)                    $  550,580   2.0       $ 4,638,840   9.8       $(21,706,255) (31.4)     $ 11,669,442   9.7

         Net sales decreased by $19.2 million, or approximately 41%, to $28.2 million for the quarter ended September 30, 1999, as compared to $47.4 million for the quarter ended September 30, 1998. For the quarter ended September 30, 1999, the Company sold approximately 20,000 PC units as compared to approximately 27,000 PC units during the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, net sales decreased by $50.7 million, or approximately 42%, to $69.1 million as compared to $119.8 million for the nine month period ended September 30, 1998. Such decrease in sales (both in dollars and in PC units sold) was primarily attributable to the devaluation of the REAL, which occurred in January 1999, and the resulting unfavorable business conditions in Brazil which have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. After the devaluation the Company had customers postponing their information technology purchases until the economic conditions stabilized in Brazil. The Company also had to cancel contracts with its customers to renegotiate their pricing to reflect the post devaluation exchange rates. Also, after the devaluation, the Company adjusted the sale prices of its products in REAIS upward and maintained them indexed to the U.S. dollar. This resulted in the Company's products becoming more expensive in the Brazilian currency which contributed to the reduced demand. During the quarter ended June 30, 1999, the Company began to see the business conditions improve in Brazil. This began with the stabilizing of the REAL in the currency markets which occurred around mid-April. Conditions, however, have not yet returned to the pre-devaluation levels.

         Cost of sales during the quarter ended September 30, 1999 were $17.5 million, representing 62% of sales during the period, as compared to $27.5 million for the quarter ended September 30, 1998, representing 58.1% of sales for the period. Cost of sales during the nine month period ended September 30, 1999 were $40.7 million, representing 58.8% of sales during the period, as compared to $70.7 million for the nine month period ended September 30, 1998, representing 59% of sales for the period. The increase in cost of sales as a percentage of sales during the quarter ended September 30, 1999, when compared to the quarter ended September 30, 1998, was attributable to the downward pressures that the Company has been experiencing on its unit sales prices which has exceeded any decreases in component costs. Average unit sales have decreased from approximately $2,000 at the beginning of the year to approximately $1,250 at the end of the quarter ended September 30, 1999. This overall industry trend has been intensified in Brazil this year with the effects of the devaluation which have reduced consumer buying power and intensified competition. The Company does expect that any further increases in costs of sales as a percentage of sales can be mitigated by the Company's continued integration of services and integrated solutions into its product offering.

         Selling, general, and administrative expenses decreased by $3.1 million, or approximately 35%, to $5.7 million for the quarter ended September 30, 1999, as compared to $8.8 million for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, selling, general, and administrative expenses decreased by $6.9 million, or approximately 28%, to $18 million as compared to $24.9 million for the nine month period ended September 30, 1998. The decrease was primarily attributable to the devaluation of the REAL which reduced the expenses in U.S. dollar terms of the Company's Brazilian subsidiaries. Also contributing to the decrease was the execution of the Company's expense reduction plans as part of its consolidation of the operations of its two subsidiaries, Bahiatech and Microtec which involved closing the Microtec factory in the state of Sao Paulo and eliminating redundant positions. Selling, general, and administrative expense as a percentage of sales was 20.2% for the quarter ended September 30, 1999, compared to 18.6% for the quarter ended September 30, 1998. Such increase was primarily attributable to the reduced level of sales for the quarter.

         Income from operations decreased by $6 million, or approximately 55%, to $5 million for the quarter ended September 30, 1999, as compared to $11.1 million for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, income from operations decreased by $13.7 million, or approximately 57%, to $10.5 million as compared to $24.2 million for the nine month period ended September 30, 1998. Such decrease was primarily attributable to the aforementioned decrease in sales. Income from operations as a percentage of sales decreased to 17.8% for the quarter ended September 30, 1999 from 23.3% for the quarter ended September 30, 1998. This decrease was primarily attributable to the aforementioned increase in cost of sales as a percentage of sales.

         Interest and financing expense decreased by $946,383, or approximately 20.9%, to $3.6 million for the quarter ended September 30, 1999, as compared to $4.5 million for the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, interest and financing expense increased by $4.7 million, or approximately 50.5%, to $14.1 million as compared to $9.3 million for the nine month period ended September 30, 1998. Interest and financing expense as a percentage of sales increased to 12.7% for the quarter ended September 30, 1999 from 9.5% for the quarter ended September 30, 1998. These increases were primarily attributable to the Company's increased use of debt financing to support its working capital needs and the increase costs of such financing.

         During the quarter ended September 30, 1999, the Company experienced a foreign currency exchange loss of $905,689, or 3.2% of sales, associated with certain U.S. dollar denominated monetary assets and liabilities of the Company's Brazilian subsidiaries. For the nine month period ended September 30, 1999, the Company experienced a foreign currency transaction loss of $18.1 million, which included $16.7 million which occurred during the first quarter and was a direct result of the devaluation of the Brazilian currency. At September 30, 1999, the Commercial Market Rate for the REAL was R$1.9380 per US$1.00 as compared to R$1.7520 per US$1.00 at June 30, 1999, and R$1.2090 per US$1.00 at December 31,
1998. Also included in foreign currency exchange loss for the nine month period ended June 30, 1999 is a write down of the Company's investment in a subordinated debenture from TAC (see Note 5 to the Company's financial statements dated September 30, 1999).

         Net income for the quarter ended September 30, 1999 was $550,580, or $0.04 per share assuming dilution, representing 2% of sales during the period, as compared to $4.6 million, or $0.36 per assuming dilution, representing 9.9% of sales during the period. For the nine month period ended September 30, 1999, the Company incurred a net loss of $21.7 million, as compared to net income of $11.7 million for the nine month period ended September 30, 1998. The decrease in net income was primarily attributable to the aforementioned decrease in sales that resulted from devaluation and the unfavorable business conditions.

Hedging Activities

         Although the Company's consolidated financial statements are presented in U.S. Dollars in accordance with U.S. generally accepted accounting principles, the Company's transactions are consummated in both the REAL and the U.S. Dollar. Inflation and fluctuations in exchange rates have had, and may continue to have, an effect on the Company's results of operations and financial condition. Although the Company had used REAL futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in Reais, net of accounts payable and other current liabilities denominated in REAIS. Currently, the Company is not engaged in any hedging activities. The Company is, however, analyzing its exposure to currency risks and developing a plan to use hedging activities to offset currency risks as it deems appropriate. Currently though the Company is not adequately hedged against currency risks, any significant devaluation, such as occurred during the first quarter of 1999, of the REAL relative to the U.S. Dollar could have a material adverse effect on the Company's operating results.

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund the payment of accounts payable and to meet certain debt maturities. During the nine month period ended September 30, 1999, the Company used debt financing to satisfy its working capital requirements.

         At September 30, 1999, the Company had a working capital surplus of $39.5 million compared to $70.2 million at December 31, 1998. This decrease in working capital was primarily attributable to the devaluation of the Brazilian currency and the corresponding devaluation of the Company's accounts receivable.

         Net cash used in operating activities for the nine month period ended September 30, 1999 was $13.2 million as compared to $2.5 million in cash provided by operating activities during the nine month period ended September 30, 1998 and resulted primarily from the net loss for the period and the repayment of trade accounts payable and accrued expenses which more than offset the decreases in accounts receivable and inventory for the period.

         Net cash used in investing activities was $5.7 million for the nine month period ended September 30, 1999. Such use of cash was primarily related to the acquisition of software to be integrated for resale with the Company's integrated product offerings and for the purchase of computer hardware and software to support the Company's management information system. Net cash provided from financing activities was $20.8 million for the nine month period ended September 30, 1999 and resulted primarily from the short-term debt borrowings from a related party and from a convertible note investment made by Gateway Companies, Inc. as the result of a strategic partnership formed in September 1999.

         The Company has a revolving line of credit in the amount of $2,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime. As of September 30, 1999, there was $1.8 million owed under the facility.

         As of September 30, 1999, the Company had approximately $1 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of June 30, 1999, the Company had available approximately $20 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

         On October 31, 1998, the holders of an aggregate principal amount of $17,967,320 of the Company's convertible notes exercised their put right, pursuant to the terms of the notes, and requested the Company to repurchase the remaining balance of the notes at a put price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders to repay the remaining principal outstanding on the notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest. As of September 30, 1999, there was a principal amount of $5,237,745 outstanding on such notes. In a series of transactions between April and July of 1999, the holders of such convertible notes sold their position in the notes to an unrelated third party investor. Simultaneously with such sale, the Company amended and restated the terms of the convertible notes and entered into revised put and call agreements for the notes. The revised terms provide the note holder with a conversion price equal to $11 per share and provide the holder with the right to require the Company to repurchase the notes at a premium during a put period, as defined in the agreement. In the event the Company declines to repurchase the notes upon the exercise of a holder put option during a put period, the conversion price of the note would be adjusted to equal 85% of the market price, as defined. In October 1999, the holders of these notes exercised their put right to require the Company to repurchase these notes at a premium, as defined in the agreement. The Company is currently negotiating with the note holders to convert a portion of the notes and to extend the maturity of the balance.

         In April 1999, in order to induce the holders of $3,621,875 of the Company's 10% convertible notes, the Company amended and restated the terms of the notes. The conversion price of the notes was adjusted to $10 per share and the holders were provided with an additional put option in October of 1999 and again in April of 2000. In October 1999, the holders of these notes exercised their put right to require the Company repurchase the notes at 120% of the principal amount. The Company is planning to repay the notes in accordance with their terms over a four month period.

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

         The accounts receivable financing program with TAC contains a repurchase provision whereby Bahiatech is required to repurchase the receivables sold to TAC under certain circumstances, including accounts receivable delinquencies, accounts receivable defaults or violations of certain accounts receivable concentration limits. The repurchase obligation may be satisfied by transferring to TAC an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to Bahiatech to effect such substitution is less than the relevant repurchase price, then Bahiatech will be required to pay in cash the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. Vitech serves as guarantor of the repurchase obligation. If Bahiatech fails to comply in full with its repurchase obligation on or prior to the required repurchase date, Vitech is required to deposit, within twenty-four (24) hours of such expired required repurchase date, the amount of the repurchase price not paid by Bahiatech. As a result of the structure of the program, at September 30, 1999, there is a contingent liability in the amount of approximately $40.7 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

         In January 1999, the Brazilian government allowed its currency, the REAL, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the REAL against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the REAL to the U.S. dollar the overcollateral ratio fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the REAL against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down substantially from its values at December 31, 1998. With an exchange rate of 1.938 REAIS to the U.S. dollar at September 30, 1999, the overcollateral ratio was less than 100% and therefore the values of the subordinated debentures was equal to zero.

         In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. Since June, however, because of the continuing difficult economic conditions of Brazil, the poor payment performance of the receivables held by TAC and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet is current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to remain in default and to self-amortize over the life of the receivable portfolio held by TAC. The Company also believes that TAC will no longer be a viable financing source for the Company in the future. (See Notes 4 and 5 to the Company's financial statements dated June 30, 1999).

         In March of 1999, the Company received a loan from a related party for the principal amount of $10 million in addition to the $7.2 million in loans that the Company had received in 1998 from such related party. The $10 million loan bears interest at the annual rate of 15% and is payable upon demand with 90 days notice. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note (convertible at $9.25) should the loan not be repaid at maturity.

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

         In April 1999, the Company received a short-term loan from Gateway Companies, Inc. ("Gateway") for the principal amount of $11 million, bearing interest at the annual rate of 10%. The loan originally had a term of 90 days, but was extended by mutual agreement to 180 days. The proceeds of the loan were used for the repayment of indebtedness and for general working capital purposes. This short term-loan was repaid in full out of the proceeds from a convertible note investment by Gateway made in September 1999 as discussed below.

         In September 1999, the Company formed a strategic alliance with Gateway which resulted in a $31 million investment by Gateway. Pursuant to a Convertible Loan Agreement (the "Loan Agreement"), the investment was in the form of a 10%

Convertible Promissory Note. The Note bears interest at 10% per annum with interest payable quarterly. The Note matures on March 16, 2001. The Note is initially convertible at $11.02 (the "initial Conversion Price") subject to stock-splits, stock dividends, rights offering by the Company and certain combinations, capitalizations, reclassifications, extraordinary distributions and other similar events. Under the terms of the Agreement, beginning six months after the Closing Date, Gateway may demand registration of the securities underlying the Note. William C. St. Laurent and Georges C. St. Laurent, III, the Company's President and Chief Executive Officer, jointly and severally, have guaranteed $11,000,000 of the Note.

         In no event shall the Company issue more than 19.9% of the then issued and outstanding shares of Common Stock of the Company, unless the Company shall obtain stockholder approval or a waiver of such requirement by the Nasdaq Stock Market. Messrs. St. Laurent have agreed to vote their shares in favor of any transaction contemplated by the Agreement, at any meeting, for the purpose of issuing in excess of 19.9% of the Company's Common Stock.

         The Company also was granted an option, exercisable at the Company's election, to acquire certain exclusive territorial rights in Brazil from Gateway. For this option, the Company issued 538,284 shares of the Company's common stock to Gateway.

         Gateway was also granted an option, exercisable within two years from the Closing Date, to engage in the following transactions with the Company: (i) extend an additional $40 million convertible loan to the Company on the same terms and conditions as the Note, with a conversion price equal to the lower of
(x) $11.02 per share or (y) a 20% premium over the then market value of the Company's common stock as reported on the Nasdaq Stock Market determined by taking the arithmetic average of the closing price of the Company's common stock for a period of twenty (20) trading days preceding the date on which Gateway gives notice of its intent to exercise this option and/or (ii) subject to compliance with applicable law, enter into a merger agreement whereby the Company's shareholders shall have the option to (x) exchange their shares for $14.00 per share in cash or (y) one share of a new callable putable common stock (the "New Stock"). The New Stock shall have a call provision whereby Gateway will have the right to call 100% (and not less than 100%) of the New Stock, including all vested options, which it does not already own, at a price which shall be determined by the Company's performance. The New Stock shall also have a put provision whereby the New Stock holders will have the right to put annually to Gateway 100% (and not less than 100%) of their New Stock, including all vested dilutive options and warrants, at a price which shall be determined by the Company's performance.

BUSINESS CONDITIONS

         In January 1999, the Brazilian government allowed its currency, the REAL, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the REAL against the U.S. dollar. The Company's accounts receivable are denominated in the REAL while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. Accordingly, with the devaluation, the Company recorded a currency transaction loss of $18,102,812 associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

         Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:

o        Indexed the pricing of its products in REAIS to the U.S. dollar.
o        Significantly reduced the credit terms that it extends to customers.
o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 10 months.
o Negotiated short term financing (see Liquidity and Capital resources above).
o        Modified the repayment terms of certain convertible notes.
o Continue to negotiate with TAC (see Notes 4 and 5 to the Company's financial statements dated September 30, 1999).
o Completion of the consolidation of the manufacturing facilities in 1999 which reduces administrative expenses and inventory carrying costs.

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

         Through September 30, 1999, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

                              II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company had been named in a lawsuit in the United States by IBM relating to TNT Systems, Inc., a business in which Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, was a 60% shareholder and which ceased operations in 1993. The Company believed that the IBM lawsuit was frivolous and without merit and was not likely to have a material adverse effect on the Company's financial conditions or results of operation. Additionally, Georges C. St. Laurent III had agreed to indemnify the Company against any and all claims having to do with this lawsuit. In September 1999, Georges C. St. Laurent III settled the case with IBM and accordingly the lawsuit against the Company was dropped by IBM.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:
         (27.1)   Financial Data Schedule

(b) Reports on Form 8-K.

         On September 23, 1999, the Company filed a current report on form 8-K disclosing the terms associated with the Company's strategic alliance formed with Gateway and the corresponding $31 million investment made by Gateway in the Company.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  Edward A. Kelly
   ---------------------------------
Edward A. Kelly
Chief Financial Officer
(authorized officer and chief accounting officer)

Date:  November 15, 1999