Form 10-K405
period 1999-12-31
VITECH AMERICA INC
filed 2000-04-14
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-21369


                               VITECH AMERICA, INC
             (Exact name of registrant as specified in its charter)


     FLORIDA                                             65 041 9086
-----------------                                   ------------------------
(State of incorporation)                            (I.R.S. Employer ID No.)

                            2190 Northwest 89th Place
                            Miami, Florida 33172-2427
               (Address of principal executive offices, zip code)

                                 (305) 477-1161
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2000 was approximately $45 million.

         As of March 30, 2000 there were 16,345,939 shares of the Common Stock of the Company, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Company's Proxy Statement to be filed for the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

The Company

         Vitech America, Inc. (the "Company") is engaged in the marketing and delivery of PC-based information technology solutions direct to business and individual clients. Activities include the manufacture and marketing of PCs, servers and related products, business systems integration products and turn-key business solutions, including software, hardware, data communications, installation, training and support, as well as the financing of the purchase thereof. The Company's principal operations are conducted in Brazil by its Brazilian subsidiaries where substantially all of the Company's revenues have been recognized. The U.S. parent company, Vitech America, Inc., is based in Miami, Florida and sources components in the United States and throughout the world and engages in the distribution of those components to its subsidiary's manufacturing operation in Brazil. The Company's products, which include desktop PCs, notebooks, workstations, network servers, peripherals, software, business systems integration products and turn-key business solutions, are marketed under brand names owned or licensed by the Company directly to end-users through a variety of channels in the Brazilian marketplace.

Company Strengths

         The Company believes that it is particularly well-positioned to capitalize upon the anticipated growth in Brazil based upon:

o The Company's strong brand awareness as a quality brand in the market. Microtec, the Company's primary brand, is the oldest brand in personal computers in Brazil since it began selling in 1982.

o The Company's significant experience in the Brazilian market, including substantial managerial participation by Brazilian nationals at all levels of the organization. The Company has successfully used Brazilian executives to assist in the adaptation of the direct selling model for the infrastructure realities of Brazil.

o The Company's knowledge of prevailing business customs, importation practices, technology and labor bases, regional and national tax policies, marketing dynamics, and economic conditions in Brazil.

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

o The Company's strong base of direct business customers has allowed it to diversify its sales and has provided additional opportunity for expanding sales in these markets with the Company's business systems integration solutions.

Business Strategy

         The Company's business strategy comprises the following:

o Direct Marketing. The Company's strategy is centered around attaining a direct relationship with the end-users for information technology products through various channels including commissioned network representatives, Company owned retail showrooms, focused account teams in government and corporate markets, telemarketing, and internet commerce. The Company believes that this strategy offers several competitive advantages. The direct sales strategy helps the Company maintain competitive pricing by avoiding the cascade of sales taxes which accrue each time a product changes hands in Brazil. The direct strategy also helps avoid additional markups and inventory carrying and occupancy costs associated with traditional third party distribution and retail channels. Working directly with end-users promotes customer loyalty and fosters brand awareness. The direct end-user relationships also allow the Company to maintain, monitor and update database information about customers and their current and future information technology products and service needs, which can be used to shape future product offerings and support services.

o Gateway Relationship. The Company enjoys a broad strategic relationship with Gateway Companies, Inc. ("Gateway"), a leading direct seller of personal computers in the United States. Gateway provides broad assistance in vendor and supply relationships, purchasing, engineering, brand development, logistics, financing, and strategic development of the market. The Company has rights for exclusive use of the Gateway brand in Brazil. The Company intends to use this relationship in order to realize the synergies between the companies and develop its business model in Brazil and in other markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

o Brand Development. The Company's primary brand, Microtec, has existed since 1982 and as such is one of the most widely recognized and respected brands in technology in the Brazil today. The Company intends to continue to develop its brand and trade names in support of its direct marketing efforts. The Company believes that such efforts will enhance the awareness of the Company's products among the end-users of information technology and enable the Company to expand the penetration of its products and to participate in the broader information technology markets in Brazil and other emerging markets. The Company believes that using the strength of the Microtec brand will allow for the entry of new brands which it will introduce into the market, such as Gateway.

o Systems Integration. The Company is dedicated to expanding its market by providing integrated turn-key business solutions (including computer hardware, software, networking, internet and support services) for its corporate and government customers. In doing so, the Company seeks to widen its market in Brazil from the estimated $2.5 billion annual market for PCs to the estimated $15 billion annual market for all information technology expenditures. As part of this strategy, in 1999 the Company introduced a series of new integrated solution products labeled Microtec Digital World. See "Item 1. Business - Products".

o Leading-Edge Technology. The Company is dedicated to providing leading-edge information technology solutions to its customers. The Company has established an exclusive relationship with Gateway, a leading direct seller of PCs and servers in the United States; Gateway is considered a sophisticated developer of personal computers for end-users using the latest technology available from Intel and other suppliers considerably in advance of the market. As part of the relationship with Gateway, the Company benefits from technology and processes developed by Gateway. Also, the Company has established non-exclusive strategic relationships with the world's leading information technology developers, including Intel Corp. and Microsoft. The Company is a direct Original Equipment Manufacturer ("OEM") supplier of Intel products and a participant in the "Intel Inside" cooperative marketing program. The Company also is one of several companies in Brazil which, in addition to being a direct OEM supplier of Microsoft products, is a Microsoft Solutions Provider for database, network and connectivity solutions utilizing Microsoft technology. The Company believes that these relationships, together with market information obtained from its direct relationship with end-users, will continue to allow the Company to bring leading-edge technology to the Brazilian market on a timely basis.

o New Market Expansion. The Company's growth initiatives include identifying other countries that have similar infrastructure characteristics to the Brazilian market. The Company believes that there are opportunities for adaptation of the Company's business model in other South American countries including Argentina, Chile, and Uruguay.

Industry Overview

         With a population of 172 million people and a GDP of over $560 billion, Brazil is the fifth largest country in the world (by population) and the largest in Latin America, measured by both its population and the size of its economy. As a result of the increasing stability of the economy and the growth of a middle class in Brazil, demand for PCs and business systems integration products in Brazil has increased significantly over the last five years. Prior to 1993, the market for computer products in Brazil was closed to foreign competition, protected from foreign imports and reserved for Brazilian companies. During this period of protection, the demand for computers was left largely unfulfilled, resulting in pent-up demand for all kinds of information technology products, including PCs and servers. Beginning in 1993, with the opening of the market to foreign competition and the continued expansion of the middle class, the market for computers in Brazil expanded at the average annualized rate of approximately 30% on a unit basis through 1999. The Company believes that the market for information technology products in Brazil is expected to continue to grow for at least the next 5 years.

         The market for computer products in Brazil is challenged by a basic lack of infrastructure. Difficulty in telecommunications and data communications has made the task of creating broad band solutions to add value for business clients more difficult, but creating substantial opportunities for those able to understand and develop solutions which overcome those barriers. The same lack of infrastructure prevents the pure "U.S. style" build-to-order tele-marketing model or "PCs by mail" model from being an efficient distribution strategy for Brazil. With the direct sales model in the United States, a customer sees an advertisement in a periodical or on television, calls the manufacturer or marketer, gives a credit card number, and the machine is shipped direct via express freight within several days. In Brazil, there are several infrastructure barriers which prevent the pure U.S. model from being successfully implemented, including:

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

o Low installed base of PCs. The installed base of PCs in Brazil is approximately 50 per 1,000 inhabitants, as compared to approximately 595 per 1,000 in the U.S. and approximately 170 per 1,000 in the countries of Southern Europe. With such a low installed base, the majority of the growth of PC sales in Brazil is coming from the first time PC buyer as opposed to in the U.S. where the majority of the growth is coming from the second or third generation PC buyer. First time PC buyers generally require more "hand-holding" at the time of sale in order to get comfortable with the purchase. Direct personal contact at retail shops or by internal sales persons and external representatives through office or home visits allows the Company to overcome this barrier. As the market develops, and the installed base increases, and as credit cards become more widely used, the pure "U.S. style" build-to-order tele-marketing model will become more successful in Brazil. The Company allocates sales and marketing resources on each of its channels according to their relative success in generating sales. In the future, as one channel such as telemarketing becomes more effective, the Company will allocate more resources to that effort.

o Logistics. The underdeveloped transportation infrastructure and the bureaucratic importation processes in Brazil pose a logistical challenge for operating in the Brazilian market. Due to the geographic size of Brazil and its transportation infrastructure, there are no efficient express delivery services available for delivering products to customers from a centralized distribution point. Additionally, since principally all of the Company's components for its products are sourced directly from component manufacturers located in the U.S. and in Asia, the transit times and the bureaucratic importation procedures make it very difficult to operate a just-in-time manufacturing operation.


Products

Microtec Digital World

         During 1999, the Company entered into the larger market for information technology solutions, launching Microtec Digital World ("MDW"), a group of integrated solutions for specific vertical markets. Simultaneously the Company launched a marketing campaign, and road show targeting business clients to increase awareness of these solutions, and the Company's capability to solve their needs for information technology platforms, in a modular, scalable, web-centric format. The information technology solutions products launched under MDW contain components of hardware, software, internet, installation, training, support and administration. The solutions are directed toward strategically chosen markets where the Company has a traditional presence and a known customer base. MDW provides a one-stop shopping approach in its niche markets. Based around web centric software, MDW solutions include Microtec Educational, Smart Health, Smart City, and Retail Automation, as well as customer-specific projects in e-commerce and web-centric solutions for Business clients.

o Microtec Educational is the first fully integrated enterprise resource planning solution for public and private schools in Brazil. The solution includes web-centric administration software which allows management of school networks to manage all levels of assets to improve the efficiency of operations and improve learning, as well as to allow all participants in the educational process to participate in the day-to-day interchange of information important to healthy and positive learning environments. The solution also includes teaching software. The product targets public and private schools, approximately 100,000 in Brazil, and reflects a market of approximately $1 billion per year. The educational markets in other countries are being considered for the further expansion of this product.

o Smart City is an integrated solution directed at the administrative and fiscal management for the 5,600 municipal governments in Brazil. Under the program developed by the United Nations, PNUD/PNAFEM, $2.2 billion has been made available for the support and financing of automation projects for improving the efficiency of municipal government operations. The automation of the municipalities in Brazil with solutions under specifications of and approved by PNUD/PNAFEM is required under federal law.

o Smart Health is a web-centric solution for managing health systems in Brazil from small clinics to large public hospitals. It uses a hybrid set of tools, including smart card technology, and web based tools to provide for simplified and convenient client scheduling, as well as all aspects of health management. The Brazilian health industry had revenues of over R$40.0 billion in 1999, with R$15.0 billion in Hospitals. There are 50,000 health clinics and medical offices as well as 7,500 hospitals. Brazilian hospitals currently have a very low level of computerization, with less than 2.8% having any kind of enterprise management system.

o Microtec's Retail Automation solution targets markets such as chains of gas stations, supermarkets, pharmacies, and other retail establishments. It provides sales checkout automation, control of inventories at the point of sale, and all aspects of tax compliance and regulations. The Company estimates that the overall market in Brazil for this product is approximately $700 million per year.

Computer Systems

         The market for personal computers and related products is significant and growing in Brazil, reflecting an increasing demand for PCs and related products. Until 1993, the market for computer products in Brazil was closed to foreign competition, protected from foreign imports and reserved for Brazilian companies. During this period of protection, the demand for computers in Brazil was left largely unfulfilled, resulting in pent-up demand for computers and other technology products. Beginning in 1993, however, import restrictions were lifted resulting in the expansion, at an annualized rate in excess of 30%, of the market for computers in Brazil. The Company, as a vertically integrated computer manufacturer and direct marketer based in Brazil, has established a full line of computer products using Intel processors and Microsoft Windows software, from low-end workstations to high-end multimedia workstations and powerful multi-processor servers, in order to meet the increasing demand in Brazil for information technology solutions. The Company's products include desktop PCs, notebooks, workstations, network servers, peripherals, software, business systems integration equipment and turn-key business solutions. The Company offers its products under the Microtec Vision, Microtec Mythus, Microtec Quest, Microtec Spalla and Microtec Vesper names. In 1999, the Company entered into a broad relationship with Gateway. The Company currently sells certain Gateway branded products in Brazil and expects to expand its manufacturing and marketing of Gateway products in Brazil.

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

Customer Financing

         Financing is an important component of the Company's operations. Before extending credit to a prospective customer, the Company thoroughly analyzes the credit history and ability to pay of such prospective customer. The Company only extends credit after performing such credit analysis with respect to each prospective customer on a case-by-case basis. The Company has developed specific credit analysis procedures for individual and business customers.

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

Logistics and Materials Management

         Virtually all of the products that the Company purchases are received and consolidated in containers at the Company's U.S. facility for sea or air freight to the Company's facilities in Ilheus or Salvador, Brazil. These destinations contain deep-water ports with modern handling and storage facilities. The Company is highly-sophisticated in Brazilian customs matters and is knowledgeable in producing appropriate documentation to expedite customs clearance and importation of components. Upon receipt in Brazil, the goods are expedited through customs by Company personnel so that goods spend a minimum amount of time at the port facility. The Company maintains a fleet of tractor-trailers and a larger fleet of vans and trucks for final delivery to the Company's distribution points and to end-users.

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

         During 1999, the Company applied for and received approval from the federal tax authorities in Brazil for an in-bond warehouse at its facilities in Ilheus, Brazil. Under the program, called RECOF, the Company should be able to transfer shipments within 24 hours form the port of entry to its own in-bond facility, versus the current system which requires imported products to be held at the ports of entry until all importation processing is completed and all duties and fees are paid. Under the new RECOF program, the Company will have on-line processing from its in-bond warehouse in Ilheus and will be allowed immediate use of the product in production and a deferment of import duties and fees by up to 30 days after use of the product in production.

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

         Another part of the engineering group supports the sales force and is responsible for the design of local area network or wide area network systems for the Company's customers and their end users. Outside contractors are also used to enhance certain product offerings by the Company.

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

Work Force and Training Program

         The Company has elected to locate its principal manufacturing facility in a remote region of Brazil in order to benefit from lower costs. Many of the cities and states in which the Company operates, especially those in remote regions, do not have sufficient technical educational facilities and, where such facilities do exist, they are located in areas with higher labor costs. In response to this lack of technical education, the Company has created its own technical training program to create a technically adept labor force by training workers in various technical phases of assembly line manufacturing. The Company believes that this training will often confront and mitigate cultural differences that may interfere with an employee's motivation and productivity.

         The Company has designed internal training programs that build technical skills for entry level employees. Entry level employees engage in assembly work, packing, shipping, and cleaning, and require a great deal of training and supervision. All of the Company's entry level employees are compensated at a level in excess of the national minimum wage which is approximately R$151 per month (or approximately US$87). Technical personnel have had either technical school or university level training. These workers are usually upwardly mobile and are recruited either from other companies or technical schools. Although these technical personnel must be taught specific work-related skills, they usually come to the Company well-trained. Engineers are university trained and normally have Microsoft and/or Cisco training, some with certification; they are generally paid between 5 and 50 times the minimum wage. See "Item 1. Business - Employees".

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

         In addition to the total quality control procedure in its production process, the Company provides post sales technical support for its products. Such technical support is provided by the Company's national network of sales agents and by making available engineers and technicians who perform in-house and local on-site servicing for corporate and government clients. Additionally, the Company offers through its call center, a telephone support service providing personalized attention to its customers.

Distribution and Marketing

         The Company's strategy is centered around attaining a direct relationship with the end-users for information technology products through various channels including commissioned network representatives, Company owned retail showrooms, focused account teams in government and corporate markets, telemarketing, and internet commerce. The Company believes that this strategy offers several competitive advantages. The direct sales strategy helps the Company maintain competitive pricing by avoiding the cascade of sales taxes which accrue each time a product changes hands in Brazil. The direct strategy also helps avoid additional markups and inventory carrying and occupancy costs associated with traditional third party distribution and retail channels. Working directly with end-users promotes customer loyalty and fosters brand awareness. The direct end-user relationships allow the Company to maintain, monitor and update database information about customers and their current and future information technology products and service needs, which can be used to shape future product offerings and support services. The Company, operating through its sales and marketing teams, has built a national direct distribution network for Brazil. This distribution network includes access to large markets in Brazil for computer systems and business systems integration products. Customers include small and medium-sized businesses, large corporations, government agencies, major retailers, and consumers.

         The Company's primary channels of distribution are as follows:

o Network Representatives. Network representatives, working through regional managers who control 60 regions covering all of Brazil, sell house-to-house and office-to-office. This strategy enables the Company to have direct contact with end-users, and allows for the efficient gathering of credit information and administration of the sales process in remote areas where the Company's direct sales teams or local points of presence do not have adequate penetration. These network representatives work as independent contractors on a strict commission basis and use the Company's retail showrooms as regional distribution hubs. There are currently in excess of 250 active network representatives. Prior to becoming active, all of the Company's network representatives participate in a sales and technical training program administered by the Company and designed to insure a marketing presentation that is consistent with the Company's quality and standards.

o Direct Sales Teams. The Company has established a sales team that is focused on selling the Company's products and services directly to business and governmental clients. The Company has invested in creating a staff of 48 internal sales, support, technical, and engineering professionals to handle the design, quotation, build, installation and support of high-end network systems and turn-key business solutions based on the Windows-NT Cluster applications, Intel symmetrical processing server technology, and Cisco IP networking technology, as well as the MDW product offerings. In addition, the Company participates in a wide variety of government and corporate bids. The Company also uses outside consultants to administer such bid processes.

o Company Owned Retail Showrooms. In order to enhance the Company's relationship with the end-user, the Company has established its own retail stores, or local points of presence (POPs), located in important strategic markets in Brazil. The Company believes that these stores are an important part to overcoming the infrastructure barriers in Brazil and establishing a direct relationship with the end-users of the Company's products. The Company currently owns 15 stores within its retail network in Brazil. In addition to facilitating direct sales to end-users, these stores serve as important regional distribution and support centers. In 1999, with the introduction of MDW, the POPs expanded their profile of operations with the inclusion of business direct sales persons to attend to the region's corporate and government clients.

o Telemarketing. Telemarketing is a program established in 1997 to sell the Company's products direct to consumer end-users and to market the Company's products to small resellers. In addition to generating sales to end-users, this channel also serves as a lead-generator for network representatives and the direct sales staff. The Company is also using this program as a test-bed for specific sales programs and promotions. The telemarketing call center, which currently has 15 telephone operators, is also integrated with the Company's technical assistance hotlines.

o Internet Sales. In 1998, the Company launched its internet store (www.Microtec.com.br) for selling its computers. The web site was designed specifically for the Brazilian market allowing for high speed interactive information research and product purchases over the existing telecommunications infrastructure in Brazil. The web site offers clear informational product presentations, fast page download and site navigation considering the bandwidth limitations in Brazil, security for online purchases, and online post-sales technical support. During 1999, the Company introduced a Gold Customer plan for business-to-business sales, where specialized clients are given specific home pages to facilitate their specific purchasing process. The Gold plan includes any specific pricing, delivery and labeling customizations already included so that the adaptation for the specific customer is reduced on an ongoing basis, reducing costs for the client and the Company.

Corporate Structure

         The Company has a U.S. parent company, Vitech America, Inc., a Florida corporation, with operations based in Miami, Florida. The U.S. parent company sources components in the U.S. and throughout the world and engages in the distributions of those components to its subsidiary's (Microtec's) manufacturing operation in Brazil.

         In 1995, the Company formed a wholly owned subsidiary in Brazil, Bahiatech - Bahia Tecnologia Ltda. ("Bahiatech") to engage in the manufacture and sale of computers and consumer electronics primarily to the individual consumer market in Brazil.

         In July 1997, the Company acquired 94.4% of the outstanding capital stock of Microtec Sistemas Industria e Comercio S.A. ("Microtec"). Based in Sao Paulo, Brazil, Microtec is engaged in the manufacture and sale of PCs and servers in Brazil. Microtec sells directly to corporate and government clients and through a nationwide network of over 300 channel partners who represent Microtec's products. Microtec participates heavily in all levels of governmental bids and public solicitations in Brazil. As the oldest computer manufacturer in Brazil (founded in 1983), Microtec has established a brand name recognized for quality products and services in the Brazilian market. Microtec has extensive experience in the engineering and design of PCs, and its facility has been granted ISO-9001 process certification as well as other technical and quality certifications necessary to compete in governmental bids and public solicitations in Brazil. With a nationwide network of technical assistance and service centers, Microtec has one of the most extensive post-sale support systems in Brazil. With Microtec's strong penetration in the corporate and government markets and the Company's prior strength in the consumer market, the acquisition has enabled the Company to broaden its customer base and diversify its sales. In September of 1998, the Company acquired an additional 4.1% of the outstanding capital of Microtec to bring the Company's total ownership up to 98.5%.

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

         During the year ended December 31, 1999, the Company consolidated the operations and transferred certain assets and liabilities of its Brazilian subsidiaries, Bahiatech, Techshop, and Rectech, into the operations of Microtec. The remaining operations of Bahiatech which were not transferred to Microtec included certain assets and liabilities associated with Bahiatech's consumer electronics manufacturing business. Principally all of the assets and liabilities of Techshop and Rectech were transferred to Microtec. After the transfer the Company sold Bahiatech with its consumer electronics operation, Techshop, and Rectech to an unrelated third party for an aggregate sales price of $4 million and recorded a gain on the sale of $2.7 million which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 1999. The terms of the sale were $850,000 in cash and the Company received a four year note, payable in equal monthly installments, for the balance. The Company discounted the note at the effective interest rate of 9% per annum.

Gateway Relationship

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

         Gateway was also granted an option, exercisable within two years from the Closing Date, to engage in the following transactions with the Company: (i) extend an additional $40 million convertible loan to the Company on the same terms and conditions as the Note, with a conversion price equal to the lower of
(x) $11.02 per share or (y) a 20% premium over the then market value of the Company's common stock as reported on the Nasdaq Stock Market determined by taking the arithmetic average of the closing price of the Company's common stock for a period of twenty (20) trading days preceding the date on which Gateway gives notice of its intent to exercise this option and/or (ii) subject to compliance with applicable law, enter into a merger agreement whereby the Company's shareholders shall have the option to (x) exchange their shares for $14.00 per share in cash or (y) one share of a new callable putable common stock (the "New Stock"). The New Stock shall have a call provision whereby Gateway will have the right to call 100% (and not less than 100%) of the New Stock, including all vested options, which it does not already own, at a price which shall be determined by the Company's performance. The New Stock shall also have a put provision whereby the New Stock holders will have the right to put annually to Gateway 100% (and not less than 100%) of their New Stock, including all vested dilutive options and warrants, at a price which shall be determined by the Company's performance. See "Factors Affecting the Company's Business and Prospects - Ability to Exercise Control by the Principal Shareholders."

Tax-Exempt Status

         The government of the State of Bahia, Brazil has issued a decree that exempts companies such as the Company's subsidiary, Microtec, from the payment of state import duties, state sales tax, and state services tax. Microtec has received an exemption from such taxes through and including the year 2005. Additionally, Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that the Company meets certain budgeted production goals. Based upon the Company's experience in Brazil, it believes that it will be able to renew its state incentives, although no assurances can be give that the Company will be able to successfully renew such initiatives. The Company is not exempted from the payment of a federal social contribution tax of approximately 12% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. In the event that the Company is unable to extend such tax-exempt status, the Company's after-tax earnings as a percentage of sales would decline by the amount of the tax benefit, which may be substantial. See "Factors Affecting the Company's Business and Prospects - Expiration of Tax-Exempt Status".

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

Technology Acceptance Corp.

         In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby certain of its accounts receivable may be sold by the Company's subsidiary (the "Seller") to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued, not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

         During the year ended December 31, 1998, the Company completed the sale of an aggregate face amount of approximately $140 million of its accounts receivable to TAC at a discount of approximately $7.5 million for cash and a subordinated debenture. The subordinated debenture is a revolving, non-interest bearing, bearer note, which constitutes the Company's retained interest in the program.

         The receivables arise out of sales of computer equipment and related products, and, to a lesser extent, from the sale of consumer electronics products by the Company. The receivables consist of installment sale agreements, in which the originator retains a security interest in the equipment until the final installment has been paid in full, and trade acceptance bills arising from sales to corporate and governmental customers in the Brazilian market. In the case of installment sale agreements, each installment constitutes a separate receivable. For purposes of the TAC program, the receivables are classified into three categories: (i) installment sale agreements accompanied by the delivery of post-dated checks signed by the obligor, corresponding to each scheduled installment with maturities up to twenty-four months; (ii) installment sale agreements, accompanied by a promissory note, in which the obligor receives payment coupons prior to each due date, such coupons payable over a period of up to twenty-four months; and (iii) trade acceptance bills of corporate and governmental obligors, with an average maturity of 60-70 days. Before extending credit to a prospective customer, the Company thoroughly analyzes the credit history of such prospective customer. Credit is extended only after performing such credit analysis with respect to each prospective customer on a case-by-case basis. The Company has developed specific credit analysis procedures with respect to each of the three categories of customers described above.

         The receivables purchased by TAC are subject to the following concentration limits: (i) the sum of outstanding stated amounts of receivables in the receivables pool due from any individual consumer may not exceed $5,000,
(ii) the sum of the outstanding stated amount of receivables in the receivables pool from any single corporation, partnership or governmental entity may not exceed five percent (5%) of the aggregate outstanding stated amount of the receivables, and (iii) the sum of the outstanding stated amounts of receivables in the receivable pool due from corporate, partnership and governmental interests or corporations may not exceed fifty percent (50%) of the aggregate outstanding stated amount.

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

         There is a repurchase provision whereby the Seller, as defined in the program, is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to affect such substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The U.S. parent company of the Seller, Vitech America, Inc., serves as guarantor of the repurchase obligation. If repurchase obligation is not complied with on or prior to the required repurchase date, the U.S. parent company is required to deposit, within twenty-four hours of the expiration of the required repurchase date, the amount of the repurchase price not paid. As a result of the structure of the program, at December 31, 1999, there is a contingent liability in the amount of approximately $41 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

         Unibanco-Uniao de Bancos Brasileiros S.A. was the arranger of the sale and notes program. The Bank of New York is the trustee, paying and transfer agent and registrar for the notes, and Banco Credibanco S.A. is the Brazilian collateral agent.

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio for TAC fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down to zero from its values at December 31, 1998.

         In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. Since June, however, because of the continuing difficult economic conditions of Brazil, the poor payment performance of the receivables held by TAC and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet is current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to remain in default and to self-amortize over the life of the receivable portfolio held by TAC. The Company also believes that TAC will no longer be a viable financing source for the Company in the future. While the Company believes that it will continue to be able to maintain its obligations under the repurchase provision and that it has adequately reserved for such contingent liability, there can be no assurances that the Company will have available the required accounts receivables or cash liquidity to affect such repurchases.

Backlog; Unfulfilled Contract Manufacturing Obligations

         The Company's backlog through fiscal year end as of December 31, 1999 was approximately $ 4.6 million. The Company expects to ship its entire current backlog within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

Regulation and Environmental Matters

         The Company believes that its facilities and practices for controlling and disposing of the limited amount of wastes it produces are in compliance with applicable environmental laws and regulations in Brazil.

Trademarks

         The Company's products are marketed and sold under Company-owned trademarks, including Vision and Microtec's Mythus, Quest, Spalla, Vesper, Microtec Digital World, and Mr. Micro.

Employees

         As of December 31, 1999, the Company employed approximately 750 persons, including 3 executive officers, 30 executive personnel, 20 engineering personnel, and 120 administrative personnel. The Company believes that its employee relations are satisfactory. See "Item 1. Business - Work Force and Training Program".

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Miami, Florida. The Company leases, from an unaffiliated landlord, approximately 23,000 square feet of office and warehouse space in Miami. The office and warehouse space lease expires in March 2005. The Company pays annual rent of approximately $146,000 plus its allocable share of real estate taxes, insurance, and other assessments.

         The Company's Brazilian operations are centered in the states of Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $156,000. The lease on such property expires in April 2000 with an option to renew for up to three more years. The Company is currently evaluating the renewal of the lease. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for an annual rent of approximately $122,000. Such lease expires in May 2000, with an option to renew for up to three years. The Company is currently evaluating the renewal of such lease and the possible purchase of the facility. In addition, the Company leases warehouse and retail space in Recife and Belo Horizonte.

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

         In October 1996, Meris had advised the Company that, irrespective of the Amendment, it believed it had certain rights to an equity ownership position in the Company. In June 1998, Meris filed a law suit with the United States District Court in Arizona affirming such claim against the Company. While the Company believes such claims are without merit, Georges C. St. Laurent III and William C. St. Laurent have agreed to settle such equity claims, should the need arise, from their personal share holdings. Expenses associated with defending this claim are incurred as an expense by the Company. In

November, 1999, the Company filed a motion for dismissal of the case reiterating the Company's position that it had complied with all the terms of the loan agreement between the Company and Meris and any amendment thereto. The court has decided not to rule on the Company's motion for dismissal until the Company has entered into settlement discussions with Meris in an attempt to reach a settlement on the case. Should the Company be unsuccessful in reaching an agreeable settlement with Meris during such court suggested settlement discussions, then the Company will pursue its motion filed for the dismissal of the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

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

                                                        HIGH              LOW
                                                        ----              ---
      FISCAL YEAR 1998:
          Quarter ended March 31                       $ 17.16          $13.41
          Quarter ended June 30                        $ 19.25          $14.77
          Quarter ended September 30                   $ 21.25          $ 7.50
          Quarter ended December 31                    $ 18.00          $ 8.25

      FISCAL YEAR 1999:
          Quarter ended March 31                       $ 15.50          $ 8.00
          Quarter ended June 30                        $ 12.75          $ 7.88
          Quarter ended September 30                   $ 12.88          $ 6.88
          Quarter ended December 31                    $ 10.00          $ 6.00

Holders

         As of March 30, 2000 there were approximately 2,250 holders of record of the Common Stock.

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

         For the foreseeable future, Microtec does not intend to distribute any retained earnings to the U.S. parent company, Vitech America, Inc., but intends to reinvest such earnings, if any, in the development and expansion of its business. Up to now, substantially all of the retained earnings of the Company on a consolidated basis have been attributable to the Company's Brazilian subsidiaries including Microtec. Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that the Company meets certain budgeted production goals. The Company is not exempted from the payment of a federal social contribution tax of approximately 12% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. Tax exemption benefits cannot be distributed as dividends to the U.S. parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1999, 1998 and 1997 the tax exemption benefits amounted to approximately $0, $5,600,000 ($0.42 per share), and $3,000,000 ($0.25 per share), respectively. See "Factor Affecting the Company's Business and Prospects
- Restrictions on the Company's Ability to Distribute Earnings Derived from Tax Exemption Benefits.", and "Business - Tax-Exempt Status".

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Data:

                                                                    Year Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                          1999               1998              1997              1996             1995
                                     ---------------    ---------------    -------------     -------------    --------------
Sales                             $     100,423,084  $     195,334,579  $   117,537,403   $    73,321,398  $     48,488,996
Cost of sales                            59,655,561        115,630,389       76,813,191        53,470,340        39,156,239
Gross profit                             40,767,523         79,704,190       40,724,212        19,851,058         9,332,757
Selling, general and
 administrative expenses                 28,496,987         41,586,843       18,167,737         8,083,287         1,234,108
Income from operations                   12,270,536         38,117,347       22,556,475        11,767,771         8,098,649
Interest and financing
 expense                                 17,127,358         17,357,001        6,011,396         2,310,704           328,278
Other expense (income)                   (2,719,065)                 -                -                 -                 -
Foreign currency exchange
 losses                                  19,009,336          1,603,670        2,665,224           547,077            16,229
Net income (loss) (1)                   (21,103,093)        17,862,012       12,792,261         8,230,588         6,904,834

Earnings (loss) per common
 share - Basic                                (1.42)              1.36             1.07              0.90              0.78

Earnings (loss) per common
  Share - Assuming dilution                   (1.42)              1.34             1.06              0.85              0.76

Balance Sheet Data:
                                                                       As of December 31,
                                     ---------------------------------------------------------------------------------------
                                          1999               1998              1997              1996             1995
                                     ---------------    ---------------    -------------     -------------    --------------
Current assets                    $      93,955,121  $     147,179,591  $   121,939,015   $    41,959,441  $     21,267,881
Working capital                          45,933,686         70,174,161       82,555,097        31,873,405         6,412,154
Total assets                            148,438,177        195,666,975      155,504,902        47,376,586        22,260,817
Long-term liabilities                    46,691,710         16,440,190       61,085,153         1,757,367                 0
Total liabilities                        94,713,145         93,445,620      100,469,071        11,843,403        14,855,727
Shareholders' equity (1)                 53,725,032        102,221,355       53,608,389        35,533,183         7,405,090


--------------
(1) Restrictions presently exist on the ability of the Company's subsidiary to distribute dividends derived from certain tax exemption benefits. See Part II,
Item 5 "Dividends" and the Notes to the Company's Financial Statements contained elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated net sales:

                                                                       Year Ended December 31,
                                          ----------------------------------------------------------------------------------
                                                    1999                         1998                        1997
                                          --------------------------    ------------------------    ------------------------
Net sales                                   $ 100,423,084    100%        $ 195,334,579   100%        $ 117,537,403   100%
Cost of sales                                  59,655,561    59.4          115,630,389   59.2           76,813,191   65.4
Gross profit                                   40,767,523    40.6           79,704,190   40.8           40,724,212   34.6
Selling, general and
 administrative expenses                       28,496,987    28.4           41,586,843   21.3           18,167,737   15.5
Income from operations                         12,270,536    12.2           38,117,347   19.5           22,556,475   19.1
Net interest and financing expense             17,127,358    17.1           17,357,001    8.9            6,011,396    5.1
Other expense (income)                         (2,719,065)   (2.7)
Foreign currency exchange losses               19,009,336    18.9            1,603,670    0.8            2,665,224    2.3
Net income (loss)                           $ (21,103,093)  (21.0)%       $ 17,862,012    9.1%        $ 12,792,261   10.9%

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Net sales decreased by $94.9 million, or approximately 49%, to $100.4 million for the year ended December 31, 1999, as compared to $195.3 million for the year ended December 31, 1998. For the year ended December 31, 1999, the Company sold approximately 71,000 PC units as compared to approximately 110,000 PC units during the year ended December 31, 1998. Such decrease in sales (both in dollars and in PC units sold) was primarily attributable to the devaluation of the Real, which occurred in January 1999, and the resulting unfavorable business conditions in Brazil which have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. After the devaluation the Company had customers postponing their information technology purchases until the economic conditions stabilized in Brazil. The Company also had to cancel contracts with its customers to renegotiate their pricing to reflect the post devaluation exchange rates. Also, after the devaluation, the Company adjusted the sale prices of its products in Reais upward and maintained them indexed to the U.S. dollar. This resulted in the Company's products becoming more expensive in the Brazilian currency which contributed to the reduced demand. During the second quarter of 1999, the Company began to see the business conditions improve in Brazil. This began with the stabilizing of the Real in the currency markets which occurred around mid-April. Although the Company has experienced sequential quarter to quarter growth in sales during 1999, the market conditions have still not yet returned to the pre-devaluation levels.

         Cost of sales during the year ended December 31, 1999 were $59.7 million, representing 59.4% of sales during the period, as compared to $115.6 million for the year ended December 30, 1998, representing 59.2% of sales for the period. The increase in cost of sales as a percentage of sales during the year ended December 31, 1999, when compared to the year ended December 31, 1998, was attributable to the downward pressures that the Company has been experiencing on its unit sales prices which has exceeded any decreases in component costs. Average unit sales have decreased from approximately $2,000 at the beginning of the year to approximately $1,350 at the end of the year. This overall industry trend has been intensified in Brazil this year with the effects of the devaluation which have reduced consumer buying power and intensified competition. The Company does expect that any further increases in costs of sales as a percentage of sales can be mitigated by the Company's continued integration of services and integrated solutions (products which contain a lower cost of sales as a percentage of sales) into its product offerings and through the Company's efforts to reduce component costs through the Gateway relationship.

         Selling, general, and administrative expenses decreased by $13.1 million, or approximately 31.5%, to $28.5 million for the year ended December 31, 1999, as compared to $41.6 million for the year ended December 31, 1998. The decrease was primarily attributable to the devaluation of the Real which reduced the expenses in U.S. dollar terms of the Company's Brazilian subsidiaries. Also contributing to the decrease was the execution of the Company's expense reduction plans as part of its consolidation of the operations of its two subsidiaries, Bahiatech and Microtec which involved closing the Microtec factory in the state of Sao Paulo and eliminating redundant positions. Selling, general, and administrative expense as a percentage of sales was 28.4% for the year ended December 31, 1999, compared to 21.3% for the year ended December 31, 1998. Such increase was primarily attributable to the reduced level of sales for the year.

         Income from operations decreased by $25.8 million, or approximately 67.8%, to $12.3 million for the year ended December 31, 1999, as compared to $38.1 million for the year ended December 31, 1998. Such decrease was primarily attributable to the aforementioned decrease in sales. Income from operations as a percentage of sales decreased to 12.2% for the year ended December 31, 1999 from 19.5% for the year ended December 31, 1998. This decrease was primarily attributable to the aforementioned increase in selling, general, and administrative expense as a percentage of sales.

         Interest and financing expense decreased by $0.2 million, or approximately 1.3%, to $17.1 million for the year ended December 31, 1999, as compared to $17.3 million for the year ended December 31, 1998. Interest and financing expense as a percentage of sales increased to 17.1% for the year ended December 31, 1999 from 8.9% for the year ended December 31, 1998. This increase was primarily attributable to the Company's increased use of debt financing to support its working capital needs and the increase costs of such financing.

         During the year ended December 31, 1999, the Company experienced a foreign currency exchange loss of $19 million, or 18.9% of sales, associated with certain U.S. dollar denominated monetary assets and liabilities of the Company's Brazilian subsidiaries. This is compared to a foreign currency exchange loss of $1.6 million, or 0.8% of sales for the year ended December 31, 1998. The increase was a direct result of the devaluation of the Brazilian currency which occurred during the first quarter of 1999. At December 31, 1999, the Commercial Market Rate for the Real was R$1.802 per US$1.00 as compared to R$1.2090 per US$1.00 at December 31, 1998.

         The Company experienced a net loss for the year ended December 31, 1999 of $21.1 million, or $1.42 per share assuming dilution, representing -21% of sales during the period, as compared to net income of $17.9 million, or $1.34 per share assuming dilution, representing 9.1% of sales during the year ended December 31, 1998. The decrease in net income was primarily attributable to the aforementioned decrease in sales that resulted from devaluation and the unfavorable business conditions.

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

         Cost of sales during the year ended December 31, 1998 were $115.6 million, representing 59.2% of sales during the period, as compared to $76.8 million for the year ended December 31, 1997, representing 65.4% of sales for the period. The decrease in cost of sales as a percentage of sales during the year ended December 31, 1998, when compared to the year ended December 31, 1997, was attributable to the expansion of the Company's end-user sales strategy which has provided the Company with better control over its margins through the elimination of distribution layers and the retention of pricing power. The decrease was also attributable to the Company's product mix. As the Company has expanded into the corporate and governmental markets with integrated network solutions, there were a higher percentage of networking products, which have a higher margin, included in its sales mix. Also contributing to the reduction in cost of sales as a percentage of sales was the Company's reduction of consumer electronics in its product mix. Contract manufacturing of consumer electronics represents a lower margin sale than that of the Company's core products, PCs. The Company phased out the contract manufacturing of consumer electronics in July 1997, and as a result, none of the sales during the year ended December 31, 1998 resulted from such business. During the year ended December 31, 1997, approximately 9% of the Company's sales resulted from the contract manufacturing of consumer electronics.

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

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund the payment of accounts payable and to meet certain debt maturities. During the year ended December 31, 1999, the Company used debt financing to satisfy its working capital requirements.

         At December 31, 1999, the Company had a working capital surplus of $45.9 million compared to $70.2 million at December 31, 1998. This decrease in working capital was primarily attributable to the devaluation of the Brazilian currency and the corresponding devaluation of the Company's accounts receivable.

         Net cash used in operating activities for the year ended December 31, 1999 was $21.1 million as compared to $0.3 million in cash provided by operating activities during the year ended December 31, 1998 and resulted primarily from the net loss for the period and the repayment of trade accounts payable and accrued expenses and taxes which more than offset the decreases in accounts receivable for the period.

         Net cash used in investing activities was $9.2 million for the year ended December 31, 1999. Such use of cash was primarily related to the acquisition of software to be integrated for resale with the Company's integrated product offerings, for the purchase of computer hardware and software to support the Company's management information system, and investments in technology and equipment to automate the Company's manufacturing operations. Net cash provided from financing activities was $24.1 million for the year ended December 31, 1999 and resulted primarily from the short-term debt borrowings from a related party and from a convertible note investment made by Gateway Companies, Inc. as the result of a strategic alliance formed in September 1999.

         The Company has a revolving line of credit in the amount of $2,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime plus two. As of December 31, 1999, there was $1.8 million owed under the facility.

         As of December 31, 1999, the Company had approximately $3.1 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of December 31, 1999, the Company had available approximately $20 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

         On October 31, 1998, the holders of an aggregate principal amount of $17,967,320 of the Company's convertible notes exercised their put right, pursuant to the terms of the notes, and requested the Company to repurchase the remaining balance of the notes at a put price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders to repay the remaining principal outstanding on the notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest. The Company repaid a portion of the notes during this period and in a series of transactions between April and July of 1999, the holders of such convertible notes sold the remaining principal balance of $5,237,745 of their notes to an unrelated third party investor. Simultaneously with such sale, the Company amended and restated the terms of the convertible notes and entered into revised put and call agreements for the notes. The revised terms provide the note holder with a conversion price equal to $11 per share and provide the holder with the right to require the Company to repurchase the notes at a premium during a put period, as defined in the agreement. In the event the Company declines to repurchase the notes upon the exercise of a holder put option during a put period, the conversion price of the note would be adjusted to equal 85% of the market price, as defined. In October 1999, the holders of these notes exercised their put right to require the Company to repurchase these notes at a premium, as defined in the agreement, which resulted in the conversion of a principal amount of $4,679,765 plus accrued interest and put premiums of their notes into 950,000 shares of the Common stock of the Company. As of December 31, 1999, there was a principal amount of $557,765 outstanding on such notes.

         In April 1999, in order to induce the holders of $3,621,875 of the Company's 10% convertible notes, the Company amended and restated the terms of the notes. The conversion price of the notes was adjusted to $10 per share and the holders were provided with an additional put option in October of 1999 and again in April of 2000. In October 1999, the holders of these notes exercised their put right to require the Company repurchase the notes at 120% of the principal amount. In November, the Company began to repay the notes in accordance with their terms over a four month period. The outstanding balance on the notes at December 31, 1999 was $1,875,156.

         In April 1998, the Company entered into an accounts receivable financing program with TAC, an independently owned special purpose corporation, whereby certain of its accounts receivable may be sold to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized notes under a note program. TAC has covenanted in the indenture pursuant to which the notes are issued not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

         There is a repurchase provision whereby the Seller, as defined in the program, is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to affect such substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The U.S. parent company of the Seller, Vitech America, Inc., serves as guarantor of the repurchase obligation. If the repurchase obligation is not complied with on or prior to the required repurchase date, the U.S. parent company is required to deposit, within twenty-four hours of the expiration of the required repurchase date, the amount of the repurchase price not paid. As a result of the structure of the program, at December 31, 1999, there is a contingent liability in the amount of approximately $41 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar the overcollateral ratio for TAC fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down to zero from its values at December 31, 1998.

         In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. Since June, however, because of the continuing difficult economic conditions of Brazil, the poor payment performance of the receivables held by TAC and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet its current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to remain in default and to self-amortize over the life of the receivable portfolio held by TAC. The Company also believes that TAC will no longer be a viable financing source for the Company in the future. While the Company believes that it will continue to be able to maintain its obligations under the repurchase provision and that it has adequately reserved for such contingent liability, there can be no assurances that the Company will have available the required accounts receivables or cash liquidity to affect such repurchases.

         In March of 1999, the Company received loans from a related party for the principal amount of $10.5 million in addition to the $6.7 million in loans that the Company had received in 1998 from such related party. The $10.5 million loan bears interest at the annual rate of 10% and is payable upon demand with 90 days notice. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note (convertible at $9.25) should the loan not be repaid at maturity. In connection with the loan, the Company issued four year warrants to purchase 300,000 shares of the Company's common stock at a purchase price of $9.25 per share. During 1999, the Company repaid approximately $3.6 million on such loans.

         In May 1999, the Company completed a private placement of a $10 million convertible debenture. The debenture is a two year 10% note convertible into the Company's common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture after nine months at a price equal to 112% of the principal amount and on a quarterly basis thereafter at a price adjusted accordingly. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the Company's common stock in connection with this financing and 36,000 warrants to the placement agent.

         In April 1999, the Company received a short-term loan from Gateway for the principal amount of $11 million, bearing interest at the annual rate of 10%. The loan originally had a term of 90 days, but was extended by mutual agreement to 180 days. The proceeds of the loan were used for the repayment of indebtedness and for general working capital purposes. This short term-loan was repaid in full out of the proceeds from a convertible note investment by Gateway made in September 1999 as discussed below.

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

         In no event shall the Company issue more than 19.9% of the then issued and outstanding shares of Common Stock of the Company, unless the Company shall obtain stockholder approval or a waiver of such requirement by the Nasdaq Stock Market. Messrs. St. Laurent have agreed to vote their shares in favor of any transaction contemplated by the Loan Agreement, at any meeting, for the purpose of issuing in excess of 19.9% of the Company's Common Stock.

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

         During the year ended December 31, 1999, the Company consolidated the operations and transferred certain assets and liabilities of its Brazilian subsidiaries, Bahiatech, Techshop, and Rectech, into the operations of Microtec. The remaining operations of Bahiatech which were not transferred to Microtec included certain assets and liabilities associated with Bahiatech's consumer electronics manufacturing business. Principally all of the assets and liabilities of Techshop and

Rectech were transferred to Microtec. After the transfer the Company sold Bahiatech with its consumer electronics operation, Techshop and Rectech to an unrelated third party for an aggregate sales price of $4 million and recorded a gain on the sale of $2.7 million which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 1999. The terms of the sale were $850,000 in cash and the Company received a four year note, payable in equal monthly installments, for the balance. The Company discounted the note at the effective interest rate of 9% per annum.

Business Conditions

         In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. The Company's accounts receivable are denominated in the Real while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. Accordingly, with the devaluation, the Company recorded a currency transaction loss of $19,009,336 associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

         Furthermore, the devaluation and the resulting unfavorable business conditions in Brazil have resulted in reduced demand as well as less liquidity in the borrowing capacity among the Company's customers and in the market in general. In an effort to minimize any further effects of the currency devaluation, unfavorable business conditions and to improve the liquidity of the Company, management has taken the following actions:
     o    Indexed the pricing of its products in Reais to the U.S. dollar.
     o    Significantly reduced the credit terms that it extends to customers.
     o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 12 months.
     o Negotiated short term financing (see Liquidity and Capital resources above).
     o    Modified the repayment terms of certain convertible notes.
     o Continue to negotiate with TAC (see notes 4 and 5 to the company's consolidated financial statements).
     o Completion of the consolidation of the manufacturing facilities and reduction of certain overheads in 1999 which reduces administrative expenses and inventory carrying costs.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue for its own internal information systems and as of December 31, 1999 had determined that its internal information systems are Year 2000 compliant.

         Through December 31, 1999, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. Since the beginning of the Year 2000, the Company has not experienced any material adverse conditions related Year 2000 compliance.

Impact of Inflation on Results of Operations, Liabilities and Assets

         For many years prior to July 1994, the Brazilian economy was characterized by high rates of inflation and devaluation of the Brazilian currency against the U.S. Dollar and other currencies. However, since the implementation in July of 1994 of the Brazilian government's latest stabilization plan, the "Real Plan", inflation, while continuing, has been significantly reduced and the rate of devaluation has substantially diminished. In January of 1999, however, the Brazilian government implemented a new foreign currency exchange policy whereby it allowed the Real to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. Dollar. While the Brazilian government with its economic policies has been able to maintain inflation at acceptable levels after the devaluation of its currency in January, there can no assurance that such policies will continue to be effective at combating inflation and further devaluation of Brazil's currency or that the Company's assessment of the movement of the Brazilian currency will be effective in managing its exposure to devaluation and inflation. Inflation rates in Brazil for the years 1999, 1998, 1997 and 1996 were approximately 9.7%, 1.7%, 7.5%, and 10.3%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activities".

Recent Accounting Pronouncement

         In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company may use foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

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

Factors Relating to the Company

         Management of Growth. Although the Company experienced a decrease in sales and net income during the year ended December 31, 1999, since inception the Company has experienced substantial growth through both internal operations and acquisitions. Consolidated net sales and consolidated net income increased to $195 million and $17.9 million, respectively, for the year ended December 31, 1998, from $117.5 million and $12.8 million, respectively, for the year ended December 31, 1997. Consolidated net sales and consolidated net income increased to $73.3 million and $8.2 million, respectively, for the year ended December 31, 1996, from $48.5 million and $6.9 million, respectively, for the year ended December 31, 1995. There can be no assurance that such growth will continue, and if such growth continues, that the Company's infrastructure will continue to be sufficient to support such larger enterprise. See "Risk Factors - Dependence on Key Personnel; Recruitment of Additional Personnel", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business - Employees".

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

         Possible Need for Additional Financing. In order to pursue the Company's business strategy, the Company may need to seek additional funding through public or private financing and may, when attractive sources of capital become available, elect to obtain capital in anticipation of such needs. Adequate funds for growth through internal expansion and through acquisitions may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to existing shareholders may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs. In addition, the Company has in the past sought funding through third parties related to the Company's management and there can be no assurance that these sources can be relied upon in the future. In April 1998, the Company has entered into an accounts receivable financing facility with TAC, an independently owned special purpose corporation, pursuant to which TAC issues and sells senior notes to investors collateralized by certain receivables of the Company. The Company is required to repurchase these receivables under certain circumstances, including their non-payment.

         Additionally, the Company has approximately $13.5 million in debt payable upon demand with 90 days notice. The Company currently believes that the projected cash flows from continuing operations and existing and contemplated sources of credit will be sufficient to satisfy its capital requirements and finance its plans for expansion for the next 12 months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements or expansion plans for such period. There can be no assurance that such contemplated sources will be available at the time they are needed. Furthermore, with the economic conditions which occurred in Brazil during 1999 and the conditions of the financial markets which prohibited TAC from refinancing its short term obligations, TAC has not had the liquidity available to meets its current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to self-amortize over the life of the receivable portfolio held by TAC and the Company believes that TAC will no longer be a financing source for the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business - Technology Acceptance Corp".

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

         Importance of Customer Credit and Risks of Customer Lending. Credit sales are an important component of the Company's results of operations. In 1999, approximately 90% of the Company's net sales revenue was accounted for by sales on credit. The Company's results of operations could be materially and adversely affected if demand for customer credit falls, or if Brazilian Government policies curtail the Company's ability to extend credit or to fund its extensions of credit. In addition, the Company's customer credit activities expose it to significant risks. At December 31, 1999, the Company's outstanding exposure to customer credit risk was approximately $108 million, including the balance of accounts receivable sold to TAC. While an allowance for doubtful accounts (including those sold to TAC) is made monthly based on management's reviews of prior period losses and anticipated losses, there can be no assurance that such allowances would be sufficient to cover actual losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Customer Financing".

         Dependence on Suppliers. The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the Company's products), a shortage of components and reduced control over delivery schedules (which can adversely affect the Company's manufacturing efficiencies) and increases in component costs (which can adversely affect the Company's profitability). The Company has several single-sourced supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. If these sources are unable to provide timely and reliable supply, the Company could experience manufacturing delays or inefficiencies, adversely affecting its results of operations. During the year ended December 31, 1999, the Company had no supplier that accounted for more than 10% of purchases. Substantially all of the Company's inventory has, and will be, purchased from manufacturers and distributors with whom the Company has entered into non-exclusive agreements, which are typically cancelable upon 30 days written notice. There can be no assurance that such agreements will not be canceled. The loss of, or significant disruptions in relationships with, suppliers could have a material adverse effect on the Company's business since there can be no assurance that the Company will be able to replace lost suppliers on a timely basis. See "Business
- The Company", "- Industry Overview", "- Business Strategy", and "-Logistics and Materials Management".

         Tax-Exempt Status. The government of the State of Bahia, Brazil has issued a decree that exempts companies such as the Company's subsidiary, Microtec, from the payment of state import duties, state sales tax, and state services tax. Microtec has received an exemption from such taxes through and including the year 2005. Additionally, Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that the Company meets certain budgeted production goals. The Company is not exempted from the payment of a federal social contribution tax of approximately 12% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. In the event that the Company is unable to extend such tax-exempt status, the Company's after-tax earnings as a percentage of net sales would decline by the amount of the tax benefit, which may be substantial. See "Business - Tax Exempt Status".

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

         Affiliated Transactions and Conflicts of Interest. The Company has, since 1995, received loans and sold securities and certain of its accounts receivable to Georges C. St. Laurent Jr. ("GSL Jr."), the father of Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, and William C. St. Laurent, the Company's President and Chief Operating Officer. The Company believes that the terms of these transactions were no less favorable to the Company than could be obtained from unaffiliated third parties. To the extent the Company enters into transactions with affiliated persons and entities in the future, it will do so only on terms no less favorable to the Company than those available from unaffiliated third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operation", and the Notes to the Company's Consolidated Financial Statements.

         Assets Outside the U.S.; Enforceability of Civil Liabilities Against Foreign Persons. While the Company is a U.S. corporation with executive offices in Florida, its principal operations are conducted by its Brazilian subsidiaries. For the foreseeable future, a substantial portion of the Company's assets will be held or used outside the U.S. (in Brazil). Consequently, enforcement by investors of civil liabilities under the Federal securities laws may be adversely affected by the fact that, while the Company is located in the U.S., its principal subsidiaries and operations are located in Brazil. Although the Company's executive officers and directors are residents of the U.S., except for William R. Blackhurst, who is a resident of Brazil, and Francisco Suarez, who is a resident of Mexico, all or a substantial portion of the assets of the Company are located outside the U.S.

         Restrictions on the Company's Ability to Distribute Earnings Derived from Tax Exemption Benefits. For the foreseeable future, Microtec does not intend to distribute any retained earnings to the U.S. parent company, Vitech America, Inc., but intends to reinvest such earnings, if any, in the development and expansion of its business. Up to now, substantially all of the retained earnings of the Company on a consolidated basis have been attributable to the Company's Brazilian subsidiaries including Microtec. Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that the Company meets certain budgeted production goals. The Company is not exempted from the payment of a federal social contribution tax of approximately 12% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. Tax exemption benefits cannot be distributed as dividends to the U.S. parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1999, 1998 and 1997 the tax exemption benefits amounted to approximately $0, $5,600,000 ($0.42 per share), and $3,000,000 ($0.25 per share), respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation", "Dividend Policy" and "Exchange Rates".

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

         Ability to Exercise Control by the Principal Shareholders. The Company's principal shareholders (Georges C. St. Laurent III and William C. St. Laurent) together beneficially own approximately fifty-six percent (56%) of the outstanding shares of common stock. Accordingly, the principal shareholders are able to elect the entire Board of Directors and control the outcome of all matters submitted to a vote of the shareholders of the Company.

         Gateway currently holds less than three percent (3%) of the outstanding shares of the Company, and therefore has no ability to designate any members of the Board of Directors or to control the outcome of any matters submitted to a vote by our shareholders. However, pursuant to an agreement with the Company, Gateway may acquire control of the Company through an option to, among other things, enter into a merger agreement, subject to compliance with applicable law, with the Company which expires on September 16, 2001. Accordingly, if Gateway exercises such option they will be able to elect our entire Board of Directors and control the outcome of all matters submitted to a vote of our shareholders. There can be no assurance that such option will be exercised.

         Year 2000 Compliance. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date code field, and were not designed to account for the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and accounts receivable modules), inventory and receivables systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on systems of external business enterprises such as distributors, suppliers, creditors, financial organizations, and governmental entities, for accurate exchange of data. Although the Company is in contact with its suppliers to assess their compliance, there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, as the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Based on the information currently available, the Company believes that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on its business, financial condition and results of operations in any given year; however, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. Since the beginning of the Year 2000, the Company has not experienced any material adverse conditions related Year 2000 compliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

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

         Impact of Extreme Inflation. Brazil has historically experienced extremely high rates of inflation. Inflation itself, as well as certain governmental measures to combat inflation, have in the past had significant negative effects on the Brazilian economy. Inflation, actions taken to combat inflation and public speculation about possible future actions have also contributed significantly to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets. Beginning in December 1993, the Brazilian government introduced the Real Plan, an economic stabilization plan designed to reduce inflation by reducing certain public expenditures, collecting liabilities owed to the Brazilian government, increasing tax revenues, continuing the privatization program and introducing a new currency. On July 1, 1994, as part of the Real Plan, the Brazilian government introduced the Real. Since the introduction of the Real, Brazil's inflation rate has been substantially lower than in previous periods. Inflation, as measured by the IGP-DI, was approximately 2,708%, 910%, 15.7%, 10.3%, 7.5%, 1.7% and 9.7% in
1993, 1994, 1995, 1996, 1997, 1998, and 1999, respectively. There can be no assurance, however, that the recent lower level of inflation will continue or that future Brazilian governmental actions (including actions to adjust the value of the Brazilian currency such as the devaluation of the Real in January
1999) will not trigger an increase in inflation or that any such increase will not have a material adverse effect on the Company.

         Effects of Exchange Rate Fluctuations. The relationship of Brazil's currency to the value of the U.S. Dollar, and the rates of devaluation of Brazil's currency relative to the prevailing rates of inflation have affected, and may affect, the Company's financial condition and results of operations. Principally all of the Company's sales are denominated in the Real, while the Company's operating results are recorded in U.S. Dollars. Any significant devaluation of the Real relative to the U.S. Dollar could have a material adverse effect on the Company's operating results. Although the Company had used Real futures and options contracts during 1996, in an effort to hedge against currency risks, its highest coverage at any one time had only met 20% of its exposure, consisting of accounts receivable denominated in Reais, net of accounts payable and other current liabilities denominated in Reais. Currently, the Company is not engaged in any hedging activities. The Company is, however, analyzing its exposure to currency risks and developing a plan to use hedging activities to offset currency risks as it deems appropriate. Currently though the Company is not adequately hedged against currency risks, any significant devaluation, such as occurred during the first quarter of 1999, of the Real relative to the U.S. Dollar could have a material adverse effect on the Company's operating results. Currency transaction losses for the years ended December 31, 1999 and 1998 were $19,009,336 and $1,603,670, respectively, and were associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA





                          Independent Auditor's Report
                          ----------------------------





Board of Directors and Shareholders
Vitech America, Inc.



We have audited the accompanying consolidated balance sheet of Vitech America, Inc. and Subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Microtec Sistemas Industria e Comercio S.A. (Microtec), a subsidiary, which statements reflect revenues of $34,714,000 for the period July 10, 1997 (date of acquisition) through December 31, 1997 and are included in the consolidated totals. The financial statements of Microtec were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Microtec, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitech America, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/  Pannell Kerr Forster PC
----------------------------
     Pannell Kerr Forster PC


New York, New York
April 12, 2000

                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet

                                     Assets
                                                                                                           December 31,
                                                                                               ------------------------------------
                                                                                                       1999               1998
                                                                                                -----------------  -----------------
Current assets
     Cash and cash equivalents                                                                    $   1,024,420       $   7,719,185
     Accounts receivable, net                                                                        58,772,833          75,893,857
     Inventories, net                                                                                28,678,882          40,351,585
     Deferred tax asset                                                                               1,510,000                --
     Taxes receivable credits                                                                         2,468,391                --
     Due from officers                                                                                  179,093                --
       Investment in subordinated debentures - short term                                                  --            14,676,585
     Other current assets                                                                             1,321,502           8,538,379
                                                                                                  -------------       -------------
                  Total current assets                                                               93,955,121         147,179,591

Property and equipment, net                                                                          24,113,528          19,696,097
Investment in subordinated debentures - long term                                                          --             2,677,906
Investments                                                                                           1,104,222           1,248,434
Goodwill, net                                                                                        19,097,686          20,191,646
Deferred tax asset                                                                                         --             1,567,000
Other assets                                                                                         10,167,620           3,106,301
                                                                                                  -------------       -------------

                  Total assets                                                                    $ 148,438,177       $ 195,666,975
                                                                                                  -------------       -------------

                      Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                                       $  25,208,408       $  36,748,951
     Accrued expenses                                                                                 1,986,919           4,811,130
     Taxes payable                                                                                         --             1,804,792
     Deferred tax liability                                                                             940,000           1,041,000
     Notes payable - related party                                                                   13,564,505           6,700,000
     Current maturities of long-term debt                                                             1,371,757             863,021
     Short-term debt                                                                                  4,949,846          25,036,536
                                                                                                  -------------       -------------
                  Total current liabilities                                                          48,021,435          77,005,430
                                                                                                  -------------       -------------

Long-term liabilities
     Convertible notes                                                                               43,882,921          13,730,535
     Long-term debt                                                                                   2,808,789           2,709,655
                                                                                                  -------------       -------------
                           Total long-term liabilities                                               46,691,710          16,440,190
                                                                                                  -------------       -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                          --                  --
     Common stock, no par value, 30,000,000 shares authorized,
     16,345,939 and 14,635,655 shares issued and outstanding                                         72,385,718          60,844,866
     Accumulated other comprehensive loss                                                           (43,541,146)         (4,607,064)
     Retained earnings                                                                               24,880,460          45,983,553
                                                                                                  -------------       -------------
                  Total shareholders' equity                                                         53,725,032         102,221,355
                                                                                                  -------------       -------------

                  Total liabilities and shareholders' equity                                      $ 148,438,177       $ 195,666,975
                                                                                                  -------------       -------------

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations


                                                                                               Year Ended
                                                                                               December 31,
                                                                       ------------------------------------------------------------
                                                                                1999                 1998               1997
                                                                       --------------------    ---------------     ----------------
Net sales                                                                 $ 100,423,084         $ 195,334,579         $ 117,537,403

Cost of sales                                                                59,655,561           115,630,389            76,813,191
                                                                          -------------         -------------         -------------

         Gross profit                                                        40,767,523            79,704,190            40,724,212

Selling, general and administrative expenses                                 28,496,987            41,586,843            18,167,737
                                                                          -------------         -------------         -------------

         Income from operations                                              12,270,536            38,117,347            22,556,475
                                                                          -------------         -------------         -------------

Other (income) expenses
     Interest expense                                                        15,488,266            17,021,670             6,416,206
     Interest (income)                                                       (2,464,155)           (8,240,546)           (1,866,222)
     Discount on sale of receivables                                          4,103,247             7,496,268             1,497,412
        Other expense (income)                                               (2,719,065)                 --                    --
     Foreign currency exchange losses                                        19,009,336             1,603,670             2,665,224
     Other financing expenses                                                      --               1,079,609               (36,000)
                                                                          -------------         -------------         -------------

         Total other expenses                                                33,417,629            18,960,671             8,676,620
                                                                          -------------         -------------         -------------

         Income (loss) before provision (benefit) for
         income taxes and minority interest                                 (21,147,093)           19,156,676            13,879,855

Provision (benefit) for income taxes                                            (44,000)            2,007,830               980,510
                                                                          -------------         -------------         -------------

              Income (loss) before minority interest                        (21,103,093)           17,148,846            12,899,345

Minority interest                                                                  --                (713,166)              107,084
                                                                          -------------         -------------         -------------

                  Net income (loss)                                       $ (21,103,093)        $  17,862,012         $  12,792,261
                                                                          -------------         -------------         -------------



Earnings (loss) per common share - Basic:
       Net income (loss)                                                  $ (21,103,093)        $  17,862,012         $  12,792,261
       Weighted common shares                                                14,899,862            13,166,157            11,924,422
       Net income (loss) per common share                                 $       (1.42)        $        1.36         $        1.07
                                                                          -------------         -------------         -------------

Earnings (loss) per common share - Assuming dilution:
       Net income (loss)                                                  $ (21,103,093)        $  17,862,012         $  12,792,261
       Weighted common shares                                                14,899,862            13,348,269            12,033,798
       Net income (loss) per common share                                 $       (1.42)        $        1.34         $        1.06
                                                                          -------------         -------------         -------------


See notes to consolidated financial statements

                              VITECH AMERICA, INC.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                 Accumulated
                                              Number of          Common         Retained        Comprehensive
                                                Shares            Stock         Earnings            Loss             Total
                                              -----------   ------------- ---------------- ---------------- -----------------
Balance at December 31, 1996                   11,794,705   $  20,203,903    $  15,329,280    $          -     $  35,533,183

       Issuance of common stock for
       cash from the exercise of warrants
       ($9.09 per share)                          22,327          202,960                -               -           202,960

       Issuance of common stock for
       acquisition of business
       ($12.73 per share)                        212,145        2,700,000                -               -         2,700,000

       Issuance of common stock for
       acquisition of businesses
       ($16.25 per share)                        146,462        2,379,985                -               -         2,379,985

       Net income                                       -               -       12,792,261               -        12,792,261
                                              -----------   ---------------- ---------------- ---------------- -----------------

Balance at December 31, 1997                   12,175,639      25,486,848       28,121,541               -        53,608,389

      Issuance of common stock for cash
       from the exercise of warrants
       ($9.09 per share)                            2,200          20,000                -               -            20,000

      Issuance of common stock for cash
       from the exercise of warrants
       ($12.73 per share)                          27,500         350,075                -               -           350,075

      Issuance of common stock for
       conversion of notes payable
       ($14.40 average price per share)         2,430,316      34,987,943                -               -        34,987,943

      Net income                                        -               -       17,862,012               -        17,862,012

      Foreign currency translation                      -               -                -      (4,607,064)       (4,607,064)
      adjustment
                                              ----------    --------------- ---------------- ---------------- -----------------

Balance at December 31, 1998                   14,635,655      60,844,866       45,983,553      (4,607,064)      102,221,355

       Issuance of common stock for
        acquisition of Gateway territorial
        rights option ($8.06 average price
        per share)                                538,284       4,340,184                -               -         4,340,184

        Issuance of common stock for payment
         of financing expenses and other
         debt ($6.58 average price
         per share)                               222,000       1,461,398                -               -         1,461,398

      Issuance of common stock for
        conversion of notes payable
        ($6.04 average price per share)           950,000       5,739,270                -               -         5,739,270


      Net (loss)                                        -               -      (21,103,093)              -       (21,103,093)

      Foreign currency translation adjustment           -               -                -     (38,934,082)      (38,934,082)

                                             ----------   ---------------- ---------------- ---------------- -----------------

Balance at December 31, 1999                  16,345,939    $  72,385,718    $  24,880,460    $ 43,541,146)    $  53,725,032
                                              ----------    ---------------- ---------------- ---------------- -----------------

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows

                                                                                               Year Ended December 31,
                                                                                  --------------------------------------------------
                                                                                         1999             1998              1997
                                                                                  ---------------- ----------------  ---------------
Cash flows from operating activities
     Net income                                                                    $(21,103,093)     $ 17,862,012      $ 12,792,261
     Adjustments to reconcile net income to net cash provided (used)
     in operating activities
              Depreciation                                                            3,164,680         2,584,643         1,184,707
              Amortization of goodwill                                                1,093,960           924,949           321,369
              Amortization of deferred costs                                          2,076,507            77,846              --
              Minority interest                                                            --            (713,166)          107,084
              Other financing expenses                                                1,059,290         1,079,609              --
              Gain on sale of business                                               (2,700,898)             --                --
              Provision for doubtful accounts                                        (1,644,251)        3,314,367           286,276
              Provision for inventory obsolescence                                   (1,228,750)          913,546              --
              Deferred tax asset                                                       (215,303)          669,000          (398,995)
              Changes in assets and liabilities
               Accounts receivable                                                    8,301,780       (39,980,910)      (22,137,077)
               Inventories                                                             (490,318)       (6,918,044)      (12,259,189)
               Other assets                                                              81,142        (6,097,756)       (4,855,932)
               Trade accounts payable                                                (8,416,009)       21,266,311         1,858,457
               Accrued expenses                                                        (347,314)        1,679,460           502,512
               Due to/from officers                                                    (179,093)          370,623          (298,411)
               Income and sales taxes payable                                          (596,279)        3,315,737        (1,333,389)
                                                                                   ------------      ------------      ------------
                  Net cash provided (used) in operating activities                  (21,143,949)          348,227       (24,230,327)
                                                                                   ------------      ------------      ------------
Cash flows from investing activities
     Purchases of property and equipment                                             (9,630,614)       (7,266,677)       (6,597,303)
     Proceeds from sale of business, net of cash sold                                   663,882              --                --
     Payment for business acquisitions, net of cash acquired                               --          (3,810,166)      (10,376,969)
     Other investments                                                                 (271,615)          (66,802)         (398,440)
                                                                                   ------------      ------------      ------------
                  Net cash (used) in investing activities                            (9,238,347)      (11,143,645)      (17,372,712)
                                                                                   ------------      ------------      ------------
Cash flows from financing activities
     Deferred financing expense                                                        (524,000)       (1,804,204)         (637,609)
     Net proceeds (payments) under short-term bank borrowings                       (16,259,131)        6,848,617        13,443,649
     Net payments of taxes payable                                                     (206,110)         (163,077)         (230,236)
     Proceeds from notes payable - related party                                     10,500,000         6,700,000         5,000,000
     Repayment of notes payable - related party                                      (3,635,495)             --         (10,000,000)
     Proceeds from convertible note - related party                                        --                --          20,000,000
     Proceeds from convertible notes                                                 41,000,000              --          38,608,250
     Repayments of convertible notes                                                 (6,167,634)      (11,173,215)
     Payment of note payable for business acquisition                                      --          (2,231,250)       (3,718,750)
     Proceeds from notes payable                                                           --             768,225
     Repayment of notes payable                                                        (571,046)       (1,236,975)         (886,549)
     Net proceeds from sale of common stock                                                --             370,075           202,960
                                                                                   ------------      ------------      ------------
                  Net cash provided (used) by financing activities                   24,136,584        (2,690,029)       62,549,940
                                                                                   ------------      ------------      ------------

Foreign exchange effect on cash and cash equivalents                                   (449,053)       (1,500,000)             --

                                                                                   ------------      ------------      ------------
                  Net increase (decrease) in cash and cash equivalents               (6,694,765)      (14,985,447)       20,946,901

Cash and cash equivalents - beginning of year                                         7,719,185        22,704,632         1,757,731
                                                                                   ------------      ------------      ------------
Cash and cash equivalents - end of year                                            $  1,024,420      $  7,719,185      $ 22,704,632
                                                                                   ------------      ------------      ------------

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                Consolidated Statement of Cash Flows (continued)

                                                                                               Year Ended
                                                                                              December 31,
                                                                           ----------------------------------------------------
                                                                                 1999              1998             1997
                                                                           -----------------  ---------------- ---------------
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                      $     14,915,825   $     12,504,000 $     6,836,325
                                                                           -----------------  ---------------- ---------------
         Income taxes                                                        $            -   $        351,552 $       565,446
                                                                           -----------------  ---------------- ---------------

Supplemental schedule of non-cash investing and financing activities
       Conversion of note payable to 950,000 shares of common stock        $       5,739,270  $              - $             -
                                                                           -----------------  ---------------- ---------------

       Issuance of 222,000 shares of common stock as payment for
       financing expenses and other debt                                   $       1,461,398  $              - $             -
                                                                           -----------------  ---------------- ---------------

       Issuance of 538,284 for acquisition of territorial rights option    $       4,340,184  $              - $             -
                                                                           -----------------  ---------------- ---------------

       Conversion of notes payable to 2,430,316 shares of common stock     $               -  $     34,154,500 $             -
                                                                           -----------------  ---------------- ---------------

     Note receivable in partial payment for sale of business               $       2,637,126  $              - $             -
                                                                           -----------------  ---------------- ---------------

       Investment in property and equipment through financing
       agreements                                                          $      2,160,000   $      2,122,330 $       871,503
                                                                           -----------------  ---------------- ---------------

       Issuance of common stock and a note payable for the
       acquisitions of subsidiaries                                        $             -    $             -  $    11,029,985
                                                                          ----------------   ---------------- -----------------

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Note 1 - Organization and principal industry

Vitech America, Inc. (the "Company"), a Florida corporation, was incorporated in June 1993. The Company, through its subsidiaries, is engaged in the manufacture and sale of computer equipment and related products. On March 7, 1995, the majority shareholders of the Company formed Bahiatech Bahia Tecnologia, Ltda. ("Bahiatech") and on October 12, 1995, the Company acquired a 99% interest in Bahiatech. Bahiatech, located in Ilheus, Bahia, Brazil, is engaged in the manufacture and sale of computer and electronic equipment and their components. On July 10, 1997, the Company acquired a 94.4% interest in Microtec Sistemas Industria e Comercio S.A. ("Microtec"). Microtec, located in Sao Paulo, Brazil, is engaged in the manufacture and sale of computers and related products. In September 1998, the Company acquired an additional 4.1% interest in Microtec to bring its total ownership interest up to 98.5%. In November 1997, the Company acquired a controlling interest in Techshop Ltda., Tech Stock Ltda. (collectively "Techshop") and Rectech - Recife Tecnologia Ltda. ("Rectech"), all of which are located in Brazil and are engaged in the distribution and retail sale of computers and related equipment. In December 1998, the Company acquired an additional interest in Techshop Ltda., Tech Stock Ltda. and Rectech - Recife Tecnologia Ltda., to bring its ownership interest up to 99% for each.

         During the year ended December 31, 1999, the Company consolidated the operations and transferred certain assets and liabilities of its Brazilian subsidiaries, Bahiatech, Techshop, and Rectech, into the operations of Microtec. The remaining operations of Bahiatech which were not transferred to Microtec included certain assets and liabilities associated with Bahiatech's consumer electronics manufacturing business. Principally all of the assets and liabilities of Techshop and Rectech were transferred to Microtec. After the transfer the Company sold Bahiatech with its consumer electronics operation, Techshop, and Rectech to an unrelated third party for an aggregate sales price of $4 million and recorded a gain on the sale of $2.7 million which is included in other (income) expense in the accompanying consolidated statement of operations for the year ended December 31, 1999. The terms of the sale were $850,000 in cash and the Company received a four year note, payable in equal monthly installments, for the balance. The Company discounted the note at the effective interest rate of 9% per anum.

All of the sales of the Company are concentrated in Brazil, with approximately 0%, 0% and 9% to one unrelated customer in 1999, 1998 and 1997, respectively.

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

Note 2 - Summary of significant accounting policies
---------------------------------------------------

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates
----------------

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less at the time of acquisition to be a cash equivalent. The Company maintains its cash in bank deposit accounts which, at times, may exceed

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories
-----------

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

Disclosure about fair value of financial instruments
----------------------------------------------------

The carrying amount of the Company's financial instruments is a reasonable approximation of fair value, except for related party debt which is not practical to estimate as no similar market exists for these instruments.

Property and equipment
----------------------

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

Revenue recognition
-------------------

The Company's policy is to record revenues upon transfer of title to the customer. Title transfers to the customer upon receipt of the merchandise by the customer.

The Company discounts all of the sales associated with its "10X" consumer financing program using a present value calculation with an imputed annual rate of 15%. Such 10X program enables customers to enter into a consumer contract with the Company whereby the customer makes equal monthly payments over a specified term ranging from 6 to 24 months. The discounted portion of such revenues is then recognized over the remaining term of the contract.

Purchased and developed software
--------------------------------

The Company capitalizes the qualifying costs of developing its software products. Capitalization of such costs requires that technological feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications, including functions, features and technical performance requirements. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on a straight-line basis over the economic life of the product.

The Company capitalizes as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company. The cost of the software is amortized on the same basis as capitalized software development costs. The amortization period is re-evaluated quarterly

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


with respect to certain external factors including the estimated economic life and changes in software and hardware technologies.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Realization of capitalized software costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations.

Goodwill
--------

Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost and is amortized, on a straight-line basis, over the estimated future periods to be benefited (20 years). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. At December 31, 1999 and 1998, the accumulated amortization of goodwill was $2,340,278 and $1,246,318, respectively.

Investments
-----------

Investments include land held for development which is carried at cost and is comprised of undeveloped parcels near Ilheus, Bahia, Brazil.

Research and development
------------------------

Research and product development costs are expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, research and development expenses amounted to $2,919,000, $1,736,000, and $1,346,000, respectively.

Income taxes
------------

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

Microtec operates in the North-east region of Brazil and enjoys an exemption from income taxes through and including the year 2007. Microtec is entitled to an exemption from income taxes on the Brazilian operating profit ("Lucro da Exploracao") once twenty percent of the budgeted production goals in units are met in each year during the exemption period. This benefit is reported as a reduction of income tax expense for the period in which earned.

Net income (loss) per share
---------------------------

Basic and diluted earnings (loss) per share ("EPS") are calculated in accordance with SFAS 128, "Earnings Per Share". Basic EPS is computed by dividing reported net income (loss) by the weighted average shares outstanding. Diluted EPS assumes the conversion of outstanding convertible debt and the dilutive effect of stock options and warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                                                                                              Year Ended
                                                                                              December 31,
                                                                      ---------------------------------------------------------
                                                                         1999                  1998                    1997
                                                                     ------------------   -----------------      -----------------
Net income (loss) for basic
 income (loss) per common share                                        $(21,103,093)            $ 17,862,012            $ 12,792,261

Adjustments to net income (loss) (a)                                             --                       --                      --
                                                                       ------------             ------------            ------------

Net income (loss) for diluted
  income (loss) per common share                                       $(21,103,093)            $ 17,862,012            $ 12,792,261
                                                                       ------------             ------------            ------------

Weighted average number of shares
 for basic income (loss) per share                                       14,899,862               13,166,157              11,924,422

Dilutive securities:
    Stock options (b)                                                            --                  142,515                  81,746
    Warrants (b)                                                                 --                   39,597                  27,630
    Convertible debt (a)                                                         --                       --                      --
                                                                       ------------             ------------            ------------

Weighted average number of shares
  for diluted income (loss) per share                                    14,899,862               13,348,269              12,033,798
                                                                       ------------             ------------            ------------

Net income (loss) per common share:
    Basic                                                              $      (1.42)            $       1.36            $       1.07
                                                                       ------------             ------------            ------------
    Assuming Dilution                                                  $      (1.42)            $       1.34            $       1.06
                                                                       ------------             ------------            ------------


(a) For the years ended December 31, 1999, 1998, and 1997, the effects on earnings per share of the 10% convertible notes (see Note 12), which are convertible into 4,005,380; 930,369; and 3,990,447 shares of common stock, respectively, would have been antidilutive and therefore are not included in the above computation.
(b) For the year ended December 31, 1999, the effect on earnings per share of 4,065 outstanding stock options and 11,150 warrants would have been antidilutive and therefore are not included in the computation.

For the year ended December 31, 1999, there were 4,798,282 outstanding stock options and 859,101 warrants not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. For the year ended December 31, 1998, there were 3,300,000 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. In 1997, there were 3,326,400 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares.

Translation into U.S. dollars
-----------------------------

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


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

Exemption of value added tax (ICMS)
-----------------------------------

Microtec is exempt from ICMS (Value Added Tax) on imported materials and components, and on the sales of the finished products arising from such raw materials through and including the year 2005. The benefits are reflected in sales and cost of sales.

International operations
------------------------

The Company operates in one industry segment (the manufacture and distribution of computer and electronic equipment and related products) and manufactures and markets its products and services through its foreign subsidiaries located in Brazil. As a result, principally all of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future. During 1999 and 1998, the Company did not enter into any significant foreign exchange contracts as a hedge against exposures to fluctuations in currency exchange rates associated with its foreign subsidiaries.

Stock-based compensation
------------------------

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). The Company has included in note 13, the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted.

Comprehensive Income
--------------------

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes rules for the reporting and presentation of comprehensive income (loss) and its components. The Company's comprehensive income (loss) is comprised of net income (loss) adjusted for foreign currency translation. For the year ended December 31, 1999, the Company had a comprehensive loss of $60 million as compared to a reporting net loss of $21.1 million. The comprehensive loss includes a cumulative translation adjustment of $38.9 million associated with the translation of the Company's subsidiary financial statements to the US dollar. For the year ended December 31, 1998, comprehensive income was $13.3 million as compared to reported net income of $17.9 million. Comprehensive income includes a cumulative translation adjustment of $4.6 million. For the year ended December 31, 1997, comprehensive income and reported net income were the same.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Segment data
------------

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

New Accounting Pronouncement
----------------------------

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company may use foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to the Company's consolidated financial position or results of operations.

Note 3 - Related party transactions
-----------------------------------

As discussed in note 8, the Company has outstanding debt obligations to a related party.

During 1999 and 1998, the Company bought and sold products and services from/to ITC.net, an entity related through common ownership, valued in the amount of approximately $3.5 million and $1.1 million, respectively. As of December 31, 1999, the Company had a receivable outstanding from ITC.net of $1.6 million which is included in trade accounts receivable. At December 31, 1998, the Company had a payable outstanding to ITC.net of $329,548 included in trade accounts payable. Additionally, during 1998, the Company entered into a joint marketing agreement with ITC.net, whereby the two companies will cross sell each others products. In consideration for the joint marketing agreement, ITC.net granted to the Company's shareholders of record date March 1, 1999, warrants to purchase one share of ITC.net common stock for every share of the Company owned by the shareholder. The warrants have an exercise price of $0.15 per share and are non-exercisable and non-transferable until such time that there is an effective registration statement covering the securities of ITC.net.

Note 4 - Accounts receivable
----------------------------

Accounts receivable as of December 31 consisted of the following:

                                                          1999               1998
                                                     ---------------    ----------------

Trade accounts receivables                        $    62,628,660     $     81,393,935
Allowance for doubtful accounts                        (3,855,827)          (5,500,078)
                                                   ---------------     ----------------
                                                  $    58,772,833     $     75,893,857
                                                   ---------------     ----------------

In April 1998, the Company entered into an accounts receivable financing program with Technology Acceptance Corp. ("TAC"), an independently owned special purpose corporation, whereby certain of its accounts receivable may be sold by the Company's subsidiary (the "Seller") to TAC. The program is a $150 million collateralized global medium term note program whereby TAC may issue notes which are collateralized by the purchased accounts receivable. TAC is an exempted company incorporated under the laws of the Cayman Islands. One hundred percent (100%) of TAC's voting shares are held by a Cayman Islands trust. TAC is a special purpose company that was established solely to participate in the securitization, to acquire and hold the designated receivables and to issue collateralized notes under a note program. TAC

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


has covenanted in the indenture pursuant to which the notes are issued, not to engage in any activities other than those contemplated by the indenture. The receivables constitute the principal asset of TAC.

During the year ended December 31, 1998, the Company completed the sale of an aggregate face amount of approximately $140 million of its accounts receivable to TAC at a discount of approximately $7.5 million for cash and a subordinated debenture. The subordinated debenture is a revolving, non-interest bearing, bearer note, which constitutes the Company's retained interest in the program. (See Note 5.)

There is a repurchase provision whereby the Seller, as defined in the program, is required to repurchase the receivables sold to TAC under certain circumstances, including default under the program, delinquencies or violations of certain concentration limits. The repurchase obligation may be satisfied by transferring to TAC, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price. If the net present value of the receivables available to affect such substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional receivables transferred to TAC pursuant to such substitution. The U.S. parent company of the Seller, Vitech America, Inc., serves as guarantor of the repurchase obligation. If the repurchase obligation is not complied with on or prior to the required repurchase date, the U.S. parent company is required to deposit, within twenty-four hours of the expiration of the required repurchase date, the amount of the repurchase price not paid. As a result of the structure of the program, at December 31, 1999, there is a contingent liability in the amount of approximately $41 million which represents the balance, at face value, of the accounts receivable sold to TAC. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold receivables.

Note 5 - Investment in subordinated debentures
----------------------------------------------

In connection with the TAC financing program whereby the Company receives cash and subordinated debentures (which represents its retained interest in the program) in consideration for the sale of its accounts receivable to TAC, the Company has an investment in subordinated debentures at December 31 as follows:

                                    1999                1998
                               ---------------     ----------------
Current portion             $            -       $    14,676,585
Long term portion                        -             2,677,906
                              --------------       ---------------
      Total                 $            -       $    17,354,491
                             --------------       ---------------

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

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar in excess of 30%. With the post devaluation exchange rates of the Real to the U.S. dollar, the overcollateral ratio for TAC fell below its required minimum which caused trigger and default events, as defined, of the TAC program. As a result, the Company has not been selling any of its accounts receivable to TAC, and may not, other than pursuant to its repurchase obligation. Additionally, with the devaluation of the Real against the U.S. dollar in excess of the overcollateral ratio, the Company's residual interest in the program represented by the subordinated debentures has been written down to zero from its values at December 31, 1998.

In June 1999, TAC received approval on a consent solicitation proposal made to the holders of TAC notes for temporary and permanent adjustments to the structure of the TAC program in order to allow the TAC program to operate more effectively in the post devaluation environment. With the approval of the consent solicitation, TAC paid a 1% fee to the

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


holders of TAC notes and the Company put up additional collateral (in the form of eligible accounts receivable) for the benefit of the TAC note holders to put the collateralization ratio at 100%. Since June, however, because of the continuing difficult economic conditions of Brazil, the poor payment performance of the receivables held by TAC and the conditions of the financial markets which have prohibited TAC from refinancing its short-term obligations, TAC has not had the liquidity available to meet its current obligations which has caused trigger and default events for TAC. Considering these events, the TAC program is expected to remain in default and to self-amortize over the life of the receivable portfolio held by TAC. The Company also believes that TAC will no longer be a viable financing source for the Company in the future. While the Company believes that it will continue to be able to maintain its obligations under the repurchase provision and that it has adequately reserved for such contingent liability, there can be no assurances that the Company will have available the required accounts receivables or cash liquidity to affect such repurchases.

Note 6 - Inventories
--------------------

Inventories as of December 31 are summarized as follows:

                                                             1999             1998
                                                      ----------------  ------------------

Finished goods                                      $      3,856,000     $   8,962,317
Work in process                                               24,000           893,905
Components in the factory                                 21,175,385        22,886,048
Components in transit  (a)                                 3,824,747         9,039,315
                                                      ----------------  ------------------
                                                          28,880,132        41,781,585
Less allowance for obsolescence                             (201,250)       (1,430,000)
                                                      ----------------   ------------------
                                                    $     28,678,882     $  40,351,585
                                                      ----------------   ------------------


     (a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 7 - Property and equipment
-------------------------------

Property and equipment at December 31 is summarized as follows:

                                                            1999              1998
                                                     -----------------  ----------------
Property                                            $    2,267,675          $    3,889,000
Furniture, office and transportation
  equipment                                              9,453,885               8,198,197
Warehouse and manufacturing equipment                    8,692,503               7,029,570
Computers and telecommunications equipment              10,923,857               4,066,794
Construction in progress and projects                      395,505               1,604,516
                                                     ---------------         ---------------
                                                        31,733,425              24,788,077
Less accumulated depreciation                           (7,619,897)             (5,091,980)
                                                     ---------------         ---------------
                                                    $   24,113,528          $   19,696,097
                                                     ---------------         ---------------

The Company leases equipment under capital leases (see note 10 and 15). As of December 31, 1999 and 1998, the cost of such equipment approximated $4,383,000 and $2,223,000, respectively. As of December 31, 1999 and 1998, accumulated amortization of equipment under capital leases was approximately $260,000 and $701,000, respectively.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Note 8 - Notes payable and convertible debt - related party
-----------------------------------------------------------

The Company had the following note payable to an affiliate of the majority shareholders' at December 31:

                                                                          1999                 1998
                                                                    -----------------    -----------------
Promissory notes payable, due on demand with 90 days
  notice bearing interest at 10% in 1999 and 15% in 1998            $ 13,564,505           $ 6,700,000

In March of 1999, the Company received loans from a related party, Georges C. St. Laurent Jr., ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and Chief Executive Officer of the Company, and William St. Laurent, the President and Chief Operating Officer of the Company, for the principal amount of $10.5 million in addition to the $6.7 million in loans that the Company had received in 1998 from such related party. The $10.5 million loan bears interest at the annual rate of 10% and is payable upon demand with 90 days notice. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note (convertible at $9.25) should the loan not be repaid at maturity. In connection with the loan, the Company issued four year warrants to purchase 300,000 shares of the Company's common stock at a purchase price of $9.25 per share. During 1999, the Company repaid approximately $3.6 million of such loans.

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

During 1999, 1998 and 1997, the Company incurred interest expense of $1,365,475, $77,424, and $1,265,754, respectively, in connection with related party loans. In addition, during 1998 the Company recorded a financing expense of $706,500 for the issuance of the additional shares included as an incentive for GSL Jr.'s conversion of the notes.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Note 9 - Short-term debt

Short-term debt consists of the following at December 31:

                                                                         1999           1998
                                                                    ------------     ------------
Short-term bank loans denominated in Brazilian currency
  bearing interest rates averaging 2.5% per month (2.5% per
  month in 1998) and maturing on a revolving basis                $  3,094,430     $   11,629,143

Short-term bank loans denominated in US dollars,
  bearing interest rates averaging 1% per month
  and maturing on a revolving basis                                  1,855,416         13,407,393
                                                                     ---------         ----------
                                                                  $  4,949,846     $   25,036,536
                                                                   -------------    ---------------

Weighted average interest rate on short-term borrowing amounted to approximately 1.5% and 1% per month for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 1999, the Company had available approximately $20 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

Note 10 - Long-term debt

Long-term debt at December 31, 1999 and 1998 is summarized as follows:

                                                                           1999              1998
                                                                     -----------------  ----------------
Construction loan payable                                          $            -       $   623,305

Note payable maturing October 1999 which requires monthly
 payments of $10,503 applied first to interest at 6.67% per
 annum and the balance to reduction of principal                                -            92,074

Note payable maturing September 2001 which requires quarterly payments of $13,075 applied first to interest at 10.5% per
 annum and the balance to reduction of principal                           82,625           123,529

Note payable maturing August 2001 which requires monthly
 payments of $750 applied first to interest at 9.9% per
 annum and the balance to reduction of principal.  (Repaid in 1999)             -            20,578

Note payable maturing September 2001 which requires monthly
 payments of $10,754 applied first to interest at 8.47% per annum
 and the balance to reduction of principal.                               209,214                 -

Capital leases payable (a)                                              3,473,071         1,622,621

Others                                                                    415,636         1,090,569
                                                                    ---------------    --------------
                                                                        4,180,546         3,572,676
Less current maturities                                                (1,371,757)         (863,021)
                                                                    ---------------    --------------
                                                                   $    2,808,789      $  2,709,655
                                                                    ---------------    --------------

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


(a) In March 1998, the Company entered into a capital lease for $1,200,000 for the purchase of manufacturing equipment. The capital lease has a term of 60 months, bears an adjustable interest rate (currently 9.9%) and requires a monthly payment of $25,437. In October 1998, the Company entered into a capital lease for $529,105 for the acquisition of equipment. The capital lease has a term of 3 years and bears an annual interest rate of 9.7% and requires quarterly payments of $51,000. In November 1999, the Company restructured an operating lease for computer software as a capital lease in the principal amount of $2,160,000. The capital lease has a term of 36 months and bears an annual interest rate of 10.29% and requires monthly payments of $70,000.

Maturities of long-term debt at December 31, 1999 are as follows:

                          Year ending
                          December 31,
                          ------------
                               2000            $      1,371,757
                               2001                   1,599,456
                               2002                     912,305
                               2003                     259,738
                               2004                      37,290
                                                 -----------------
                                               $      4,180,546
                                                 -----------------

Note 11 - Income taxes
----------------------

The components of the provision for income taxes are as follows:

                                   1999             1998            1997
                              ---------------  --------------- ---------------
Current
     Federal                $           -    $           -      $   39,342
     State                              -                -               -
     Foreign                            -        1,338,830         989,718
                             -------------    --------------     ---------
                                        -        1,338,830       1,029,060
                             -------------    --------------     ----------
Deferred
     Federal                            -                -               -
     State                              -                -               -
       Foreign                   (44,000)          669,000        (48,550)
                             -------------    -------------     ----------
                                 (44,000)          669,000        (48,550)
                             -------------    -------------      ---------
                            $    (44,000)    $   2,007,830      $ 980,510
                             -------------    -------------     ----------

There were no material reconciling items between the U.S. Federal Statutory tax rate and the effective tax rate on U.S.
based income.

Included in the accompanying balance sheet at December 31, 1999, is a current deferred tax asset of $1,510,000 and a current deferred tax liability of $940,000 related to the operations of Microtec. Included in the accompanying balance sheet at December 31, 1998, is a non-current deferred tax asset of $1,567,000 and a current deferred tax liability of $1,041,000 related to the operations of Microtec. Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated using enacted rates in effect in the years in which the differences are expected to reverse and (b) tax-loss carryforwards.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Principal components of deferred tax assets and liabilities included in the balance sheet at December 31 are as follows:

                                                                    1999              1998
                                                                --------------    -------------
         Deferred tax assets (liabilities)
           Net operating loss carryforward                   $      3,719,000  $     1,567,000
           Operating costs currently not deductible                 1,850,000          925,000
           Revenues currently not taxable                          (2,711,000)      (1,966,000)
                                                             ----------------- ----------------
                                                                    2,858,000          526,000
           Less valuation allowance                                (2,288,000)               -
                                                             ----------------- ----------------
                   Net deferred tax assets                   $        570,000  $       526,000
                                                             ----------------- ----------------

The valuation allowance at December 31, 1999 relates entirely to the deferred tax assets generated by the Company's U.S. operations and is principally attributable to the net operating loss carryforward available to the Company to offset future taxable income. The change in the valuation allowance for 1999 resulted from a valuation allowance placed on the deferred tax assets of the Company based on management's evaluation of the likelihood of the realization of the future benefits related to these accounts. Although the realization of the net deferred tax asset is not assured, management believes such realization is more likely than not to occur. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period should be reduced.

At December 31, 1999, the Company had the following net operating tax loss carryforwards in the indicated geographical areas with the following expiration dates:

              Brazil (Microtec)             $    6,485,000      No expiration date
              United States (Vitech U.S.         5,500,000      Expires during the
              operations)                                       years 2018 and 2019

The Brazilian federal statutory income tax rate varies according to the level of income and to the taxes and levies applicable to any one year. The federal statutory income tax rate applicable to the subsidiary is a composite rate approximating 33% for 1999 and 1998. This rate includes a 12% (8% for 1998) federal levy on net income, sometimes referred to as Social Contribution. The difference from the effective tax rate and the composite rate relates to the income tax exemption of Microtec as described in note 2.

As of December 31, 1999 and 1998, the Company has not provided for withholding or U.S. federal income taxes on accumulated undistributed earnings of its foreign subsidiaries as the Company does not intend to distribute such earnings in the foreseeable future. The cumulative undistributed earnings of the Company's foreign subsidiaries amounted to $23,536,302 and $39,430,996 at December 31, 1999 and 1998, respectively. (See note 13.)

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Note 12 - Convertible notes
---------------------------

Convertible notes at December 31 are as follows:

                                                                               1999              1998
                                                                        ----------------- ----------------
         10% convertible notes due October 2000, convertible
             at $10 (subject to adjustment in certain events)           $      1,875,156  $    13,280,535
         10% convertible notes due October 2000, convertible
             at $11 (subject to adjustment in certain events)                    557,765                -
         10% convertible note due September 2000,
             convertible at $10                                                  450,000          450,000
         10% convertible notes due May 2001, convertible
             at $11 (subject to adjustment in certain events)                 10,000,000                -
         10% convertible note due March 2001, convertible
             at $11.02                                                        31,000,000                -
                                                                        ----------------- ----------------
                                                                        $     43,882,921  $    13,730,535
                                                                        ----------------- ----------------


On October 31, 1998, the holders of an aggregate principal amount of $17,967,320 of the Company's convertible notes exercised their put right, pursuant to the terms of the notes, and requested the Company to repurchase the remaining balance of the notes at a put price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders to repay the remaining principal outstanding on the notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest. The Company repaid a portion of the notes during this period and in a series of transactions between April and July of 1999, the holders of such convertible notes sold the remaining principal balance of $5,237,745 of their notes to an unrelated third party investor. Simultaneously with such sale, the Company amended and restated the terms of the convertible notes and entered into revised put and call agreements for the notes. The revised terms provide the note holder with a conversion price equal to $11 per share and provide the holder with the right to require the Company to repurchase the notes at a premium during a put period, as defined in the agreement. In the event the Company declines to repurchase the notes upon the exercise of a holder put option during a put period, the conversion price of the note would be adjusted to equal 85% of the market price, as defined. In October 1999, the holders of these notes exercised their put right to require the Company to repurchase these notes at a premium, as defined in the agreement, which resulted in the conversion of a principal amount of $4,679,765 plus accrued interest and put premiums of their notes into 950,000 shares of the Common stock of the Company. As of December 31, 1999, there was a principal amount of $557,765 outstanding on such notes.

In May 1999, the Company completed a private placement of a $10 million convertible debenture. The debenture is a two year 10% note convertible into the Company's common stock at an initial conversion price of $11. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture after nine months at a price equal to 112% of the principal amount and on a quarterly basis thereafter at a price adjusted accordingly. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the Company's common stock in connection with this financing and 36,364 warrants to the placement agent. The investors were accredited and sophisticated and was provided with and had access to relevant information concerning the Company. The security was exempt from registration pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act.

In September 1999, the Company formed a strategic alliance with Gateway Companies Inc. ("Gateway") which resulted in a $31 million investment by Gateway in the form of a 10% convertible promissory note. The note is convertible at $11.02, bears interest at 10% per annum with interest payable quarterly, and matures in March 2001. (See note 17.)

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


During the years ended December 31, 1999 and 1998, the Company incurred financing expense of approximately $1,777,000 and $1,150,000, respectively, in connection with the put and call provisions of convertible notes. During the year ended December 31, 1998, the Company incurred a financing expense of $373,109 for the issuance of additional shares of common stock as an incentive for conversion of certain convertible notes. In addition, during the year ended December 31, 1999, the Company incurred fees and expenses of approximately $1,724,000 in connection with the issuance of convertible notes which are being amortized over the life of the notes.

Note 13 - Shareholders' equity
------------------------------

Common stock
------------

Information on warrants is shown in the following table:

                                               Warrants          Warrants            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 1996                     250,026            30,026     $  9.09 - 12.73   $         12.27
  Granted in 1997                                 241,387           241,387        8.00 - 15.00             15.00
  Became exercisable                                    -           220,000               12.73             12.73
  Warrants exercised                              (22,326)          (22,326)               9.09              9.09
                                           -----------------  ----------------  ----------------- -----------------

Balance at December 31, 1997                      469,087           469,087        9.09 - 15.00             13.62
  Granted in 1998                                       -                 -                   -                 -
  Became exercisable                                    -                 -                   -                 -
  Warrants exercised                              (29,700)          (29,700)       9.09 - 12.73             12.46
                                           -----------------  ----------------  ----------------- -----------------

Balance at December 31, 1998                      439,387           439,387        9.09 - 15.00             13.94
  Granted in 1999                                 436,364           436,364        9.25 - 13.20             10.09
  Became exercisable                                    -                 -                   -                 -
  Warrants exercised                                    -                 -                   -                 -
  Warrants expired                                 (5,500)           (5,500)               9.09              9.09
                                           -----------------  ----------------  ----------------- -----------------
Balance at December 31, 1999                      870,251           870,251     $  8.00 - 15.00   $         10.97
                                           -----------------  ----------------  ----------------- -----------------

Of the warrants outstanding, 192,500 expire in November 2001, 241,387 expire in October 2002, 300,000 expire in July 2003, and 136,364 expire in May 2004.

Subsidiary retained earnings and dividends
------------------------------------------

For the foreseeable future, Microtec does not intend to distribute any retained earnings to the U.S. parent company, Vitech America, Inc., but intends to reinvest such earnings, if any, in the development and expansion of its business. Up to now, substantially all of the retained earnings of the Company on a consolidated basis have been attributable to the Company's Brazilian subsidiaries including Microtec. Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that the Company meets certain budgeted production goals. The Company is not exempted from the payment of a federal social contribution tax of approximately 12% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33%. Tax exemption benefits cannot be distributed as dividends to the U.S. parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1999, 1998 and 1997 the tax exemption benefits amounted to approximately $0, $5,600,000 ($0.42 per share), and $3,000,000 ($0.25 per share), respectively.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Stock options
-------------

Information on stock options is shown in the following table:

                                               Options            Options            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 1996                   4,744,663         4,605,260     $  .04  - 22.73   $         18.10

Granted in 1997                                   144,427                 -       8.18  - 16.36             12.16
Became exercisable                                      -           176,437        .04  - 16.36              8.09
Exercised                                        (152,130)         (152,130)       .04  -  1.16               .07
Other                                              24,387           (26,180)                  -                 -
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 1997                   4,761,347         4,603,387        .04  - 22.73             18.40

Granted in 1998                                    33,000                 -               14.09             14.09
Became exercisable                                      -           103,730        .04 -  14.09              4.51
Exercised                                         (11,440)          (11,440)                .04               .04
Other                                             (28,600)           (2,200)                  -                 -
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 1998                   4,754,307         4,693,477         .04 - 22.73             18.14

Granted in 1999                                    86,300                 -        9.00 - 18.00              9.59
Became exercisable                                                  147,130          .04 - 1.16               .23
Exercised (a)                                     (38,260)          (38,260)         .04 - 1.16               .32
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1999 (b)               4,802,347         4,802,347     $   .04 - 22.73   $         18.44
                                           -----------------  ----------------  ----------------- -----------------

(a) Such exercised options consisted of options issued by principal shareholders to certain employees of the Company. The exercise of such options did not result in the issuance of new shares by the Company.

(b) Of the options outstanding at December 31, 1999, 90,220 consist of options issued by principal shareholders to certain employees of the Company. The exercise of such options will not result in the issuance of new shares by the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

In January 1999, 1998 and 1997, the Company granted options to purchase up to 40,000, 33,000 and 22,000 shares of common stock to directors with an exercise price of $9.00, $14.09 and $8.18 per share, respectively.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Sholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would have been:

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999

                                            1999               1998               1997
                                     ----------------  -------------------  -----------------
Net income (loss)
    As reported                      $   (21,103,093)  $       17,862,012   $    12,792,261
    Pro forma                            (21,329,103)          17,680,512        12,565,061

Income (loss) per share
    Basic
          As reported                $         (1.42)  $             1.36   $          1.07
          Pro forma                            (1.43)                1.34              1.05
    Assuming dilution
          As reported                $         (1.42)  $             1.34   $          1.06
          Pro forma                            (1.43)                1.32              1.04

The fair value of each option grant is calculated using the following weighted average assumptions:

                                         1999             1998            1997
                                     --------------   --------------  -------------
Expected life (years)                     5                4               4
Interest rate                             6%               6%              6%
Volatility                               25%              40%             30%
Dividend yield                            0%               0%              0%

Note 14 - Major suppliers
-------------------------

The Company purchased merchandise principally from suppliers located in the United States. In 1999, no one supplier accounted for in excess of 10% of total purchases. In 1998, purchases from one unrelated supplier account for approximately 15.5% of total purchases. In 1997, one unrelated supplier accounted for 12% of total purchases.

Note 15 - Commitments and contingencies
---------------------------------------

In February 2000, the Company entered into a five-year noncancelable lease agreement for an office and warehouse building in Miami, Florida, at an annual rental of approximately $146,000. The lease requires the Company to pay for its proportionate share of real estate taxes, insurance and other taxes and assessments.

The Company's Brazilian operations are centered in the states of Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo for an annual rent of approximately $156,000. The lease on such property expires in April 2000 with an option to renew for up to three more years. The Company is currently evaluating the renewal of the lease. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for an annual rent of approximately $122,000. Such lease expires in May 2000, with an option to renew for up to three years. The Company is currently evaluating the renewal of such lease and the possible purchase of the facility. In addition, the Company leases warehouse and retail space in Recife and Belo Horizonte.

In 1998, the Company entered into operating leases for equipment ranging from 36 to 84 months and requiring monthly payments of $105,965. These leases are noncancelable and expire at various dates through 2005.

In December 1998, the Company entered into sale leaseback transaction, whereby the Company sold a net amount of $2,500,000 of assets to an unrelated third party. The Company in turn entered into an operating lease for the use of the assets. In November 1999, the Company restructured an operating lease for computer software as a capital lease in the principal amount of $2,160,000.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


The following are the minimum lease payments that will have to be made in each of the years indicated based on capital and operating leases (inclusive of the warehouse and office lease) in effect as of December 31, 1999:

                                      Capital         Operating
                                      Leases            Leases
                                 --------------    ---------------
2000                             $    1,367,329    $     622,029
2001                                  1,261,664          592,563
2002                                    993,579          522,199
2003                                    287,731          514,489
2004                                    191,821          514,489
Thereafter                                    -          268,663
                                 ----------------  ---------------
Total minimum lease payments          4,102,124    $   3,034,432
                                                   ---------------
Less amount representing
  interest                            (629,053)
                                 ----------------
Present value of minimum
  lease payments                      3,473,071
Less current portion                 (1,216,458)
                                 ----------------
Long term portion                $    2,256,613
                                 ----------------

Rent expense under all operating leases in 1999, 1998 and 1997, was approximately $948,000, $831,000, and $495,000, respectively.

The Company has a revolving line of credit in the amount of $2,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. This credit line is secured by a lien on certain property owned by the Company. The credit line bears interest at a floating rate equal to prime plus two. As of December 31, 1999, there was $1.8 million owed under the facility.

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

Note 16 - Retirement savings plan
---------------------------------

Effective April 1, 1997, the Company established a retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a percentage of their income on a pretax basis to the plan. The Company matches 25% of the first 6% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and have a five-year vesting period. In addition, the plan provides for a discretionary employer contribution which may be determined each year by the Company's Board of Directors. The Company made no contributions to the plan during 1999, 1998 or 1997 other than the Company's 25% matching amounts.

Note 17 - Gateway strategic alliance
------------------------------------

In April 1999, the Company received a short-term loan from Gateway for the principal amount of $11 million, bearing interest at the annual rate of 10%. The loan originally had a term of 90 days, but was extended by mutual agreement to 180 days. The proceeds of the loan were used for the repayment of indebtedness and for general working capital purposes. This short term-loan was repaid in full out of the proceeds from a convertible note investment by Gateway made in September 1999 as discussed below.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


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

Note 18 - Business Conditions
-----------------------------

In January 1999, the Brazilian government allowed its currency, the Real, to trade freely against other foreign currencies, which resulted in an immediate devaluation of the Real against the U.S. dollar. The Company's accounts receivable are denominated in the Real while principally all of the Company's trade accounts payable and other debts are denominated in U.S. dollars. Accordingly, with the devaluation, the Company recorded a currency transaction loss of $19,009,336 associated with dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


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

         o Renegotiated trade accounts payable of approximately $22 million at December 31, 1998 to terms which average 12 months.

         o   Negotiated short term financing.

         o   Modified the repayment terms of certain convertible notes.

         o   Continue to negotiate with TAC (see notes 4 and 5).

         o Completion of the consolidation of the manufacturing facilities and reduction of certain overheads in 1999 which reduces administrative expenses and inventory carrying costs.

While the Company continues to believe that the long-term growth opportunities remain for the Brazilian information technology market, it continues to evaluate the impact of the current business conditions on its operations. The ultimate resolution of these matters could have a material adverse effect on the financial condition and results of operation for future quarters.

Note 19 - Quarterly financial information (unaudited)
-----------------------------------------------------

The following table presents the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                           Quarter Ended
                                            ----------------------------------------------------------------------------
                                                December 31,        September 30         June 30,          March 31,
                                            ------------------- ------------------- ----------------- ------------------
1999
  Net sales                                 $       31,287,094  $       28,191,885  $     25,641,391  $      15,302,714
  Income from operations                             1,801,657           5,030,826         5,237,735            200,318
  Net income (loss)                                    603,162             550,580           465,423        (22,722,258)
  Earnings (loss) per common
      share - Basic                                       0.04                0.04              0.03              (1.55)
  Earnings (loss) per common
      share - Diluted                                     0.04                0.04              0.03              (1.55)
                                            ------------------- ------------------- ----------------- ------------------

1998
  Net sales                                 $       75,513,490  $       47,410,603  $     38,635,842  $      33,774,664
  Income from operations                            13,925,160          11,066,274         7,195,953          5,929,960
  Net income                                         6,192,570           4,638,840         3,924,101          3,106,500
  Earnings per common share - Basic                       0.42                0.36              0.32               0.26
  Earnings per common share - Diluted                     0.42                0.36              0.32               0.25
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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To be incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this report:

         Financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."

Exhibits:
---------
(2.1)        Contract for Discontinuation of Company Participations and other Agreements between Vitech America, Inc., Microtec
             Holding USA, Inc. and Microhold Participacoes e Empreendimentos S/C Ltda. dated July 10, 1997. (2)
(2.2)        Purchase agreement between Vitech America, Inc. and Microtec Holdings USA, Inc. dated July 10, 1997. (2)
(2.3)        Buy-Sell Contract between Vitech America, Inc. and Tech Shop Holdings USA, Inc. dated November 17, 1997. (4)
(2.4)        Buy-Sell Contract between Vitech America, Inc. and Recife Holdings USA, Inc. dated November 18, 1997. (4)
(3.1)        Articles of Incorporation dated June 24, 1993. (1)
(3.2)        Amendments to the Company's Articles of Incorporation dated November 13, 1995 and July 26, 1996. (1)
(3.3)        By-Laws of the Company. (1)
(4.1)        Form of Common Stock Certificate. (1)
(10.1)       Stock Option Plan. (1)
(10.5)       Option Agreements for William C. St. Laurent and Georges St. Laurent, III. (1)
(10.17)      Securities Purchase Agreement dated October 10, 1997, by and between the Company, H.W. Partners, L.P., as
(10.18)      Form of Convertible Promissory Note dated October 10, 1997 for the Investors. (3)
(10.19)      Put and Call Agreement dated October 10, 1997 between the Company and the Investors. (3)
(10.20)      Registration Rights Agreement dated October 10, 1997 between the Company and the Investors. (3)
(10.21)      Form of Convertible Promissory Note dated October 10, 1997. (3)
(10.22)      Master Sales and Servicing Agreement among Technology Acceptance Corp., Technology Trust S.A., Bahiatech - Bahia
(10.23)      Convertible Loan Agreement between Vitech America, Inc. and Gateway Companies, Inc. dated September 19, 1999. (6)
(10.24)      Convertible Promissory Note dated September 16, 1999. (6)
(10.25)      Guaranty dated September 16, 1999. (6)
(21)         Subsidiaries of the Company.
(23.1)       Consent of Pannell Kerr Forster PC
(27.1)       Financial Data Schedule
--------------
(1)      Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1, file #333-11505.
(2)      Incorporated by reference to exhibit filed with the Company's Form 8-K dated July 10, 1997 as amended.



(3)      Incorporated by reference to exhibit filed with the Company's Form 8-K dated October 10, 1997.
(4)      Incorporated by reference to exhibit filed with the Company's Form 8-K dated November 17, 1997.
(5)      Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended March 31, 1998.
(6)      Incorporated by reference to exhibit filed with the Company's Form 8-K dated September 16, 1999.

(b)   Reports on Form 8-K:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  Georges C. St. Laurent III
------------------------------------
Georges C. St. Laurent
Chairman of the Board and
Chief Executive Officer

Date:  April 13, 2000

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

                Signature                                    Title                                      Date
                ---------                                    -----                                      ----
/s/  Georges C. St. Laurent III             Chairman of the Board of Directors                     April 13, 2000
------------------------------------------- and Chief Executive  Officer  (Principal
Georges C. St. Laurent, III                 Executive Officer)

/s/  William St. Laurent                    President, Chief Operating Officer and                 April 13, 2000
------------------------------------------- Director
William St. Laurent

/s/  Edward A. Kelly                        Chief Financial Officer                                April 13, 2000
------------------------------------------- (Principal Accounting Officer)
Edward A. Kelly

/s/  H.R. Shepherd                                                                                 April 13, 2000
-------------------------------------------
H.R. Shepherd                               Director

/s/  William Robin Blackhurst                                                                      April 13, 2000
-------------------------------------------
William Robin Blackhurst                    Director

/s/  Francisco Suarez                                                                              April 13, 2000
-------------------------------------------
Francisco Suarez                            Director

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

(21)                Subsidiaries of the Company.
(23.1)              Consent of Pannell Kerr Forster PC
(27.1)              Financial Data Schedule