Form 10-K/A
period 1999-12-31
VITECH AMERICA INC
filed 2000-05-01
CIK 1021282

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

         None.

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

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Data:

                                                                    Year Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                          1999               1998              1997              1996             1995
                                     ---------------    ---------------    -------------     -------------    --------------
Sales                                $  100,423,084     $  195,334,579     $117,537,403      $ 73,321,398     $  48,488,996
Cost of sales                            59,655,561        115,630,389       76,813,191        53,470,340        39,156,239
Gross profit                             40,767,523         79,704,190       40,724,212        19,851,058         9,332,757
Selling, general and
  administrative expenses                28,496,987         41,586,843       18,167,737         8,083,287         1,234,108
Income from operations                   12,270,536         38,117,347       22,556,475        11,767,771         8,098,649
Interest and financing
  expense                                17,127,358         17,357,001,       6,011,396         2,310,704           328,278
Other expense (income)                   (2,719,065)                 -                -                 -                 -
Foreign currency exchange
  losses                                 19,009,336          1,603,670        2,665,224           547,077            16,229
Net income (loss) (1)                   (21,103,093)        17,862,012       12,792,261         8,230,588         6,904,834

Earnings (loss) per common
  share - Basic                               (1.42)              1.36             1.07              0.90              0.78

Earnings (loss) per common
  Share - Assuming dilution                   (1.42)              1.34             1.06              0.85              0.76

Balance Sheet Data:
                                                                       As of December 31,
                                     ---------------------------------------------------------------------------------------
                                          1999               1998              1997              1996             1995
                                     ---------------    ---------------    -------------     -------------    --------------
Current assets                       $   93,955,121     $  147,179,591     $121,939,015      $ 41,959,441     $  21,267,881
Working capital                          45,933,686         70,174,161       82,555,097        31,873,405         6,412,154
Total assets                            148,438,177        195,666,975      155,504,902        47,376,586        22,260,817
Long-term liabilities                    46,691,710         16,440,190       61,085,153         1,757,367                 0
Total liabilities                        94,713,145         93,445,620      100,469,071        11,843,403        14,855,727
Shareholders' equity (1)                 53,725,032        102,221,355       53,608,389        35,533,183         7,405,090

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


/s/  Pannell Kerr Forster PC

New York, New York
April 12, 2000



                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet


Assets                                                                                        December 31,
                                                                                    ------------------------------
                                                                                         1999              1998
                                                                                    ----------------  ------------
Current assets
     Cash and cash equivalents                                                      $   1,024,420    $   7,719,185
     Accounts receivable, net                                                          58,772,833       75,893,857
     Inventories, net                                                                  28,678,882       40,351,585
     Deferred tax asset                                                                 1,510,000               --
       Taxes receivable credits                                                         2,468,391               --
     Due from officers                                                                    179,093               --
       Investment in subordinated debentures - short term                                      --       14,676,585
     Other current assets                                                               1,321,502        8,538,379
                                                                                    -------------    -------------
                  Total current assets                                                 93,955,121      147,179,591

Property and equipment, net                                                            24,113,528       19,696,097
Investment in subordinated debentures - long term                                              --        2,677,906
Investments                                                                             1,104,222        1,248,434
Goodwill, net                                                                          19,097,686       20,191,646
Deferred tax asset                                                                             --        1,567,000
Other assets                                                                           10,167,620        3,106,301
                                                                                    -------------    -------------

                  Total assets                                                      $ 148,438,177    $ 195,666,975
                                                                                    -------------    -------------

                                           Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                         $  25,208,408    $  36,748,951
     Accrued expenses                                                                   1,986,919        4,811,130
     Taxes payable                                                                             --        1,804,792
       Deferred tax liability                                                             940,000        1,041,000
     Notes payable - related party                                                     13,564,505        6,700,000
     Current maturities of long-term debt                                               1,371,757          863,021
     Short-term debt                                                                    4,949,846       25,036,536
                                                                                    -------------    -------------
                  Total current liabilities                                            48,021,435       77,005,430
                                                                                    -------------    -------------

Long-term liabilities
       Convertible notes                                                               43,882,921       13,730,535
     Long-term debt                                                                     2,808,789        2,709,655
                                                                                    -------------    -------------
                           Total long-term liabilities                                 46,691,710       16,440,190
                                                                                    -------------    -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued              --               --
     Common stock, no par value, 30,000,000 shares authorized,
     16,345,939 and 14,635,655 shares issued and outstanding                           72,385,718       60,844,866
     Accumulated other comprehensive loss                                             (43,541,146)      (4,607,064)
     Retained earnings                                                                 24,880,460        45,983,553
                                                                                    -------------    -------------
                  Total shareholders' equity                                           53,725,032      102,221,355
                                                                                    -------------    -------------

                  Total liabilities and shareholders' equity                        $ 148,438,177    $ 195,666,975
                                                                                    -------------    -------------

See notes to consolidated financial statements


                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations

                                                                                           Year Ended
                                                                                          December 31,
                                                                         ------------------------------------------------
                                                                             1999              1998             1997
                                                                         --------------    -------------   --------------
Net sales                                                                 $ 100,423,084    $ 195,334,579    $ 117,537,403

Cost of sales                                                                59,655,561      115,630,389       76,813,191
                                                                          -------------    -------------    -------------

         Gross profit                                                        40,767,523       79,704,190       40,724,212

Selling, general and administrative expenses                                 28,496,987       41,586,843       18,167,737
                                                                          -------------    -------------    -------------

         Income from operations                                              12,270,536       38,117,347       22,556,475
                                                                          -------------    -------------    -------------

Other (income) expenses
     Interest expense                                                        15,488,266       17,021,670        6,416,206
     Interest (income)                                                       (2,464,155)      (8,240,546)      (1,866,222)
     Discount on sale of receivables                                          4,103,247        7,496,268        1,497,412
        Other expense (income)                                               (2,719,065)              --               --
     Foreign currency exchange losses                                        19,009,336        1,603,670        2,665,224
     Other financing expenses                                                        --        1,079,609          (36,000)
                                                                          -------------    -------------    -------------

         Total other expenses                                                33,417,629       18,960,671        8,676,620
                                                                          -------------    -------------    -------------

         Income (loss) before provision (benefit) for
               income taxes and minority interest                           (21,147,093)      19,156,676       13,879,855

Provision (benefit) for income taxes                                            (44,000)       2,007,830          980,510
                                                                          -------------    -------------    -------------

              Income (loss) before minority interest                        (21,103,093)      17,148,846       12,899,345

Minority interest                                                                    --         (713,166)         107,084
                                                                          -------------    -------------    -------------

                  Net income (loss)                                       $ (21,103,093)   $  17,862,012    $  12,792,261
                                                                          -------------    -------------    -------------



Earnings (loss) per common share - Basic:
       Net income (loss)                                                  $ (21,103,093)   $  17,862,012    $  12,792,261
       Weighted common shares                                                14,899,862       13,166,157       11,924,422
       Net income (loss) per common share                                 $       (1.42)   $        1.36    $        1.07
                                                                          -------------    -------------    -------------

Earnings (loss) per common share - Assuming dilution:
       Net income (loss)                                                  $ (21,103,093)   $  17,862,012    $  12,792,261
       Weighted common shares                                                14,899,862       13,348,269       12,033,798
       Net income (loss) per common share                                 $       (1.42)   $        1.34    $        1.06
                                                                          -------------    -------------    -------------

See notes to consolidated financial statements




                                               VITECH AMERICA, INC.
                             Consolidated Statement of Changes in Shareholders' Equity
                               For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                   Accumulated
                                                  Number of        Common          Retained       Comprehensive
                                                    Shares          Stock          Earnings            Loss           Total
                                                -------------   -------------   -------------    --------------   -------------
Balance at December 31, 1996                       11,794,705   $  20,203,903   $  15,329,280    $          --    $  35,533,183

       Issuance of common stock for
        cash from the exercise of
        warrants ($9.09 per share)                     22,327         202,960              --               --          202,960

       Issuance of common stock for
        acquisition of business ($12.73
        per share)                                    212,145       2,700,000              --               --        2,700,000

       Issuance of common stock for
        acquisition of businesses
        ($16.25 per share)                            146,462       2,379,985              --               --        2,379,985

       Net income                                          --              --      12,792,261               --       12,792,261
                                                -------------   -------------   -------------    -------------    -------------

Balance at December 31, 1997                       12,175,639      25,486,848      28,121,541               --       53,608,389

      Issuance of common stock for cash
        from the exercise of warrants
        ($9.09 per share)                               2,200          20,000              --               --           20,000

      Issuance of common stock for cash
        from the exercise of warrants
        ($12.73 per share)                             27,500         350,075              --               --          350,075

      Issuance of common stock for
        conversion of notes payable
        ($14.40 average price per share)            2,430,316      34,987,943              --               --       34,987,943

      Net income                                           --              --      17,862,012               --       17,862,012

      Foreign currency translation adjustment              --              --              --       (4,607,064)      (4,607,064)
                                                -------------   -------------   -------------    -------------    -------------

Balance at December 31, 1998                       14,635,655      60,844,866      45,983,553       (4,607,064)     102,221,355

      Issuance of common stock for
        acquisition of Gateway
        territorial rights
        option ($8.06 average price per share)        538,284       4,340,184              --               --        4,340,184

      Issuance of common stock for
        payment of financing expenses and other
        debt ($6.58 average price per share)          222,000       1,461,398              --               --        1,461,398

      Issuance of common stock for
        conversion of notes payable
        ($6.04 average price per share)               950,000       5,739,270              --               --        5,739,270


      Net (loss)                                           --              --     (21,103,093)              --      (21,103,093)

      Foreign currency translation                         --              --              --      (38,934,082)     (38,934,082)

                                                -------------   -------------   -------------    -------------    -------------

Balance at December 31, 1999                       16,345,939   $  72,385,718   $  24,880,460    $ (43,541,146)   $  53,725,032
                                                -------------   -------------   -------------    -------------    -------------

See notes to consolidated financial statements



                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows

                                                                                      Year Ended December 31,
                                                                         --------------------------------------------
                                                                              1999           1998             1997
                                                                         ------------    ------------    ------------
Cash flows from operating activities
     Net income                                                          $(21,103,093)   $ 17,862,012    $ 12,792,261
     Adjustments to reconcile net income to net cash provided (used)
              Depreciation                                                  3,164,680       2,584,643       1,184,707
              Amortization of goodwill                                      1,093,960         924,949         321,369
              Amortization of deferred costs                                2,076,507          77,846              --
              Minority interest                                                    --        (713,166)        107,084
              Other financing expenses                                      1,059,290       1,079,609              --
              Gain on sale of business                                     (2,700,898)             --              --
              Provision for doubtful accounts                              (1,644,251)      3,314,367         286,276
              Provision for inventory obsolescence                         (1,228,750)        913,546              --
              Deferred income taxes                                          (215,303)        669,000        (398,995)
              Changes in assets and liabilities
              Accounts receivable                                           8,301,780     (39,980,910)    (22,137,077)
              Inventories                                                    (490,318)     (6,918,044)    (12,259,189)
              Other assets                                                     81,142      (6,097,756)     (4,855,932)
              Trade accounts payable                                       (8,416,009)     21,266,311       1,858,457
              Accrued expenses                                               (347,314)      1,679,460         502,512
              Due to/from officers                                           (179,093)        370,623        (298,411)
              Income and sales taxes payable                                 (596,279)      3,315,737      (1,333,389)
                                                                         ------------    ------------    ------------
                  Net cash provided (used) in operating activities        (21,143,949)        348,227     (24,230,327)
                                                                         ------------    ------------    ------------
Cash flows from investing activities
     Purchases of property and equipment                                   (9,630,614)     (7,266,677)     (6,597,303)
       Proceeds from sale of business, net of cash sold                       663,882              --              --
       Payment for business acquisitions, net of cash acquired                     --      (3,810,166)    (10,376,969)
     Other investments                                                       (271,615)        (66,802)       (398,440)
                                                                         ------------    ------------    ------------
                  Net cash (used) in investing activities                  (9,238,347)    (11,143,645)    (17,372,712)
                                                                         ------------    ------------    ------------
Cash flows from financing activities
     Deferred financing expense                                              (524,000)     (1,804,204)       (637,609)
     Net proceeds (payments) under short-term bank borrowings             (16,259,131)      6,848,617      13,443,649
       Net payments of taxes payable                                         (206,110)       (163,077)       (230,236)
     Proceeds from notes payable - related party                           10,500,000       6,700,000       5,000,000
     Repayment of notes payable - related party                            (3,635,495)             --     (10,000,000)
       Proceeds from convertible note - related party                              --              --      20,000,000
     Proceeds from convertible notes                                       41,000,000              --      38,608,250
       Repayments of convertible notes                                     (6,167,634)    (11,173,215)
     Payment of note payable for business acquisition                              --      (2,231,250)     (3,718,750)
     Proceeds from notes payable                                                   --              --         768,225
     Repayment of notes payable                                              (571,046)     (1,236,975)       (886,549)
     Net proceeds from sale of common stock                                        --         370,075         202,960
                                                                         ------------    ------------    ------------
                  Net cash provided (used) by financing activities         24,136,584      (2,690,029)     62,549,940
                                                                         ------------    ------------    ------------

Foreign exchange effect on cash and cash equivalents                         (449,053)     (1,500,000)             --

                                                                         ------------    ------------    ------------
                  Net increase (decrease) in cash and cash equivalents     (6,694,765)    (14,985,447)     20,946,901

Cash and cash equivalents - beginning of year                               7,719,185      22,704,632       1,757,731
                                                                         ------------    ------------    ------------
Cash and cash equivalents - end of year                                  $  1,024,420    $  7,719,185    $ 22,704,632
                                                                         ------------    ------------    ------------

See notes to consolidated financial statements



                              VITECH AMERICA, INC.
                Consolidated Statement of Cash Flows (continued)


                                                                                               Year Ended
                                                                                              December 31,
                                                                           -------------------------------------------------
                                                                                 1999              1998             1997
                                                                           ---------------    --------------   -------------
Supplemental disclosure of cash flow information
     Cash paid during the year for
         Interest and discount on sale of receivables                      $    14,915,825    $   12,504,000   $   6,836,325
                                                                           ---------------    --------------   -------------
         Income taxes                                                      $             -    $      351,552   $     565,446
                                                                           ---------------    --------------   -------------

Supplemental schedule of non-cash investing and financing activities
       Conversion of note payable to 950,000 shares of common stock        $     5,739,270    $            -   $           -
                                                                           ---------------    --------------   -------------
       Issuance of 222,000 shares of common stock as payment for
         financing expenses and other debt                                 $     1,461,398    $            -   $           -
                                                                           ---------------    --------------   -------------
       Issuance of 538,284 for acquisition of territorial rights option    $     4,340,184    $            -   $           -
                                                                           ---------------    --------------   -------------
       Conversion of notes payable to 2,430,316 shares of common stock     $             -    $   34,154,500   $           -
                                                                           ---------------    --------------   -------------
     Note receivable in partial payment for sale of business               $     2,637,126    $            -   $           -
                                                                           ---------------    --------------   -------------
       Investment in property and equipment through financing
         agreements                                                        $     2,160,000    $    2,122,330   $     871,503
                                                                           ---------------    --------------   -------------
       Issuance of common stock and a note payable for the
         acquisitions of subsidiaries                                      $             -    $            -   $  11,029,985
                                                                           ---------------    --------------   -------------

                                      F-6

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1999


Note 1 - Organization and principal industry
--------------------------------------------

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


                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                                                                         Year Ended
                                                                        December 31,
                                                       -------------------------------------------
                                                            1999             1998          1997
                                                       --------------    -----------   -----------
Net income (loss) for basic
  income (loss) per common share                      $   (21,103,093)   $17,862,012   $12,792,261

Adjustments to net income (loss) (a)                               --             --            --
                                                       --------------    -----------   -----------

Net income (loss) for diluted
  income (loss) per common share                       $  (21,103,093)   $17,862,012   $12,792,261
                                                       --------------    -----------   -----------

Weighted average number of shares
  for basic income (loss) per share                        14,899,862     13,166,157    11,924,422

Dilutive securities:
    Stock options (b)                                              --        142,515        81,746
    Warrants (b)                                                   --         39,597        27,630
    Convertible debt (a)                                           --             --            --
                                                       --------------    -----------   -----------

Weighted average number of shares
  for diluted income (loss) per share                      14,899,862     13,348,269    12,033,798
                                                       --------------    -----------   -----------

Net income (loss) per common share:
    Basic                                              $        (1.42)   $      1.36   $      1.07
                                                       --------------    -----------   -----------
    Assuming Dilution                                  $        (1.42)   $      1.34   $      1.06
                                                       --------------    -----------   -----------

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

Note 4 - Accounts receivable
----------------------------

Accounts receivable as of December 31 consisted of the following:

                                                           1999               1998
                                                     --------------     ---------------
Trade accounts receivables                           $   62,628,660     $    81,393,935
Allowance for doubtful accounts                          (3,855,827)         (5,500,078)
                                                     --------------     ---------------
                                                     $   58,772,833     $    75,893,857
                                                     --------------     ---------------

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

Note 5 - Investment in subordinated debentures
----------------------------------------------

In connection with the TAC financing program whereby the Company receives cash and subordinated debentures (which represents its retained interest in the program) in consideration for the sale of its accounts receivable to TAC, the Company has an investment in subordinated debentures at December 31 as follows:

                                      1999                1998
                               --------------      ---------------
Current portion                $            -      $    14,676,585
Long term portion                           -            2,677,906
                               --------------      ---------------
      Total                    $            -      $    17,354,491
                               --------------      ---------------

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

Note 6 - Inventories
--------------------

Inventories as of December 31 are summarized as follows:

                                                            1999             1998
                                                      --------------  ----------------
Finished goods                                        $    3,856,000  $      8,962,317
Work in process                                               24,000           893,905
Components in the factory                                 21,175,385        22,886,048
Components in transit  (a)                                 3,824,747         9,039,315
                                                      --------------  ----------------
                                                          28,880,132        41,781,585
Less allowance for obsolescence                             (201,250)       (1,430,000)
                                                      --------------  ----------------
                                                      $   28,678,882  $     40,351,585
                                                      --------------  ----------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

Note 7 - Property and equipment
-------------------------------

Property and equipment at December 31 is summarized as follows:

                                                            1999              1998
                                                      ---------------    --------------
Property                                              $     2,267,675    $    3,889,000
Furniture, office and transportation
 equipment                                                  9,453,885         8,198,197
Warehouse and manufacturing equipment                       8,692,503         7,029,570
Computers and telecommunications equipment                 10,923,857         4,066,794
Construction in progress and projects                         395,505         1,604,516
                                                      ---------------    --------------
                                                           31,733,425        24,788,077
Less accumulated depreciation                              (7,619,897)       (5,091,980)
                                                      ---------------    --------------
                                                      $    24,113,528    $   19,696,097
                                                      ---------------    --------------

The Company leases equipment under capital leases (see note 10 and 15). As of December 31, 1999 and 1998, the cost of such equipment approximated $4,383,000 and $2,223,000, respectively. As of December 31, 1999 and 1998, accumulated amortization of equipment under capital leases was approximately $701,000 and $260,000, respectively.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Note 8 - Notes payable and convertible debt - related party
-----------------------------------------------------------

The Company had the following note payable to an affiliate of the majority shareholders' at December 31:

                                                                          1999               1998
                                                                    ---------------    ---------------
Promissory notes payable, due on demand with 90 days
  notice bearing interest at 10% in 1999 and 15% in 1998            $    13,564,505    $     6,700,000

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Note 9 - Short-term debt
------------------------

Short-term debt consists of the following at December 31:

                                                                         1999              1998
                                                                    --------------    --------------
Short-term bank loans denominated in Brazilian currency
  bearing interest rates averaging 2.5% per month (2.5% per
  month in 1998) and maturing on a revolving basis                  $    3,094,430    $   11,629,143

Short-term bank loans denominated in US dollars,
  bearing interest rates averaging 1% per month and maturing
  on a revolving basis                                                   1,855,416        13,407,393
                                                                    --------------    --------------
                                                                    $    4,949,846    $   25,036,536
                                                                    --------------    --------------

Weighted average interest rate on short-term borrowing amounted to approximately 1.5% and 1% per month for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 1999, the Company had available approximately $20 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

Note 10 - Long-term debt
------------------------

Long-term debt at December 31, 1999 and 1998 is summarized as follows:

                                                                    1999           1998
                                                                ------------   -----------
Construction loan payable                                       $        --    $   623,305

Note payable maturing October 1999 which requires monthly
 payments of $10,503 applied first to interest at 6.67% per
 annum and the balance to reduction of principal                         --         92,074

Note payable maturing September 2001 which requires quarterly payments of $13,075 applied first to interest at 10.5% per
 annum and the balance to reduction of principal                     82,625        123,529

Note payable maturing August 2001 which requires monthly
 payments of $750 applied first to interest at 9.9% per
 annum and the balance to reduction of principal. (Repaid in
 1999)                                                                   --         20,578

Note payable maturing September 2001 which requires monthly
 payments of $10,754 applied first to interest at 8.47% per
 annum and the balance to reduction of principal.                   209,214             --

Capital leases payable (a)                                        3,473,071      1,622,621

Others                                                              415,636      1,090,569
                                                                -----------    -----------
                                                                  4,180,546      3,572,676
Less current maturities                                          (1,371,757)      (863,021)
                                                                -----------    -----------
                                                                $ 2,808,789    $ 2,709,655
                                                                -----------    -----------

                                      F-16

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

Maturities of long-term debt at December 31, 1999 are as follows:

   Year ending
   December 31,
   ------------

       2000              $    1,371,757
       2001                   1,599,456
       2002                     912,305
       2003                     259,738
       2004                      37,290
                         --------------
                         $    4,180,546
                         --------------

Note 11 - Income taxes
----------------------

The components of the provision for income taxes are as follows:

                     1999           1998           1997
                 -----------    -----------    -----------
Current
     Federal     $        --    $        --    $    39,342
     State                --             --             --
     Foreign              --      1,338,830        989,718
                 -----------    -----------    -----------
                          --      1,338,830      1,029,060
                 -----------    -----------    -----------
Deferred
     Federal              --             --             --
     State                --             --             --
     Foreign         (44,000)       669,000        (48,550)
                 -----------    -----------    -----------
                     (44,000)       669,000        (48,550)
                 -----------    -----------    -----------
                 $   (44,000)   $ 2,007,830    $   980,510
                 -----------    -----------    -----------

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Principal components of deferred tax assets and liabilities included in the balance sheet at December 31 are as follows:

                                                 1999           1998
                                             -----------    -----------
Deferred tax assets (liabilities)
  Net operating loss carryforward            $ 3,719,000    $ 1,567,000
  Operating costs currently not deductible     1,850,000        925,000
  Revenues currently not taxable              (2,711,000)    (1,966,000)
                                             -----------    -----------
                                               2,858,000        526,000
  Less valuation allowance                    (2,288,000)            --
                                             -----------    -----------
          Net deferred tax assets            $   570,000    $   526,000
                                             -----------    -----------

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Note 12 - Convertible notes
---------------------------

Convertible notes at December 31 are as follows:

                                                                      1999              1998
                                                                  -------------     ------------
10% convertible notes due October 2000, convertible
    at $10 (subject to adjustment in certain events)              $   1,875,156     $ 13,280,535
10% convertible notes due October 2000, convertible
    at $11 (subject to adjustment in certain events)                    557,765                -
10% convertible note due September 2000,
    convertible at $10                                                  450,000          450,000
10% convertible notes due May 2001, convertible
    at $11 (subject to adjustment in certain events)                 10,000,000                -
10% convertible note due March 2001, convertible
    at $11.02                                                        31,000,000                -
                                                                  -------------     ------------
                                                                  $  43,882,921     $ 13,730,535
                                                                  -------------     ------------

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

Note 13 - Shareholders' equity
------------------------------

Common stock
------------

Information on warrants is shown in the following table:

                                               Warrants          Warrants            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           --------------     -------------     ---------------   ---------------
Balances at December 31, 1996                     250,026            30,026     $  9.09 - 12.73   $         12.27
  Granted in 1997                                 241,387           241,387        8.00 - 15.00             15.00
  Became exercisable                                    -           220,000               12.73             12.73
  Warrants exercised                              (22,326)          (22,326)               9.09              9.09
                                           --------------     -------------     ---------------   ---------------

Balance at December 31, 1997                      469,087           469,087        9.09 - 15.00             13.62
  Granted in 1998                                       -                 -                   -                 -
  Became exercisable                                    -                 -                   -                 -
  Warrants exercised                              (29,700)          (29,700)       9.09 - 12.73             12.46
                                           --------------     -------------     ---------------   ---------------

Balance at December 31, 1998                      439,387           439,387        9.09 - 15.00             13.94
  Granted in 1999                                 436,364           436,364        9.25 - 13.20             10.09
  Became exercisable                                    -                 -                   -                 -
  Warrants exercised                                    -                 -                   -                 -
  Warrants expired                                 (5,500)           (5,500)               9.09              9.09
                                           --------------     -------------     ---------------   ---------------
Balance at December 31, 1999                      870,251           870,251     $  8.00 - 15.00   $         10.97
                                           --------------     -------------     ---------------   ---------------

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


Stock options

Information on stock options is shown in the following table:

                                               Options            Options            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           --------------     -------------     ---------------   ---------------
Balances at December 31, 1996                   4,744,663         4,605,260     $  .04  - 22.73   $         18.10

Granted in 1997                                   144,427                 -       8.18  - 16.36             12.16
Became exercisable                                      -           176,437        .04  - 16.36              8.09
Exercised                                        (152,130)         (152,130)      .04  -   1.16               .07
Other                                              24,387           (26,180)                  -                 -
                                           --------------     -------------     ---------------   ---------------
Balances at December 31, 1997                   4,761,347         4,603,387        .04  - 22.73             18.40

Granted in 1998                                    33,000                 -               14.09             14.09
Became exercisable                                      -           103,730        .04 -  14.09              4.51
Exercised                                         (11,440)          (11,440)                .04               .04
Other                                             (28,600)           (2,200)                  -                 -
                                           --------------     -------------     ---------------   ---------------
Balances at December 31, 1998                   4,754,307         4,693,477         .04 - 22.73             18.14

Granted in 1999                                    86,300                 -        9.00 - 18.00              9.59
Became exercisable                                                  147,130          .04 - 1.16               .23
Exercised (a)                                     (38,260)          (38,260)         .04 - 1.16               .32
                                           --------------     -------------     ---------------   ---------------

Balances at December 31, 1999 (b)               4,802,347         4,802,347     $   .04 - 22.73   $         18.44
                                           --------------     -------------     ---------------   ---------------

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


                                            1999               1998               1997
                                       --------------    ----------------   ---------------
Net income (loss)
    As reported                        $ (21,103,093)    $     17,862,012   $    12,792,261
    Pro forma                            (21,329,103)          17,680,512        12,565,061

Income (loss) per share
    Basic
          As reported                  $       (1.42)    $           1.36   $          1.07
          Pro forma                            (1.43)                1.34              1.05
    Assuming dilution
          As reported                  $       (1.42)    $           1.34   $          1.06
          Pro forma                            (1.43)                1.32              1.04

The fair value of each option grant is calculated using the following weighted average assumptions:

                                         1999             1998            1997
                                     ------------     ------------    -----------
Expected life (years)                     5                4               4
Interest rate                             6%               6%              6%
Volatility                                25%              40%            30%
Dividend yield                            0%               0%              0%

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1999


The following are the minimum lease payments that will have to be made in each of the years indicated based on capital and operating leases (inclusive of the warehouse and office lease) in effect as of December 31, 1999:

                                      Capital        Operating
                                      Leases           Leases
                                   ------------     ------------
2000                               $  1,367,329      $   622,029
2001                                  1,261,664          592,563
2002                                    993,579          522,199
2003                                    287,731          514,489
2004                                    191,821          514,489
Thereafter                                    -          268,663
                                   ------------     ------------
Total minimum lease payments          4,102,124      $ 3,034,432
                                                    ------------
Less amount representing
  interest                            (629,053)
                                   ------------
Present value of minimum
  lease payments                      3,473,071
Less current portion                (1,216,458)
                                   ------------
Long term portion                  $  2,256,613
                                   ------------

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
                                            ------------------- ------------------- ----------------- ------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers and their ages are as follows:

                  Name                             Age                                 Position
                  ----                             ---                                 --------
Georges C. St. Laurent, III (1)                     39           Chairman of the Board of Directors and Chief
                                                                 Executive Officer
William C. St. Laurent (2)                          35           President, Chief Operating Officer, and Director
Edward A. Kelly                                     32           Chief Financial Officer
Francisco Suarez Warden (1)                         57           Director
H.R. Shepherd (1)(2)                                78           Director
William Robin Blackhurst (2)                        65           Director

-------------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Georges C. St. Laurent III. Mr. St. Laurent has served as Chairman of the Board and Chief Executive Officer of the Company since 1993. Between 1986 and January 1993, Mr. St. Laurent operated a proprietary firm, GSL Trading Co., Miami, Florida, which was engaged in the re-manufacturing of computer hardware for sale to Brazil and other countries in Latin America. Between 1986 and 1993, Mr. St. Laurent was also an officer and principal shareholder of TNT Systems Inc., which was a computer parts broker selling to customers in Latin America and the U.S. Between 1983 and 1986, Mr. St. Laurent was a member of the Chicago Mercantile Exchange and was engaged in trading activities for his proprietary account specializing in currency options and futures market making. Since 1986 to the present, Mr. St. Laurent has been a director of Clinica Kirpalmar, a not-for-profit Latin American medical foundation. Mr. St. Laurent graduated from Yale University in 1982 with a B.S. in Molecular Biology. Georges C. St. Laurent III is the brother of William C. St. Laurent.

         William C. St. Laurent. Mr. St. Laurent has served as President and Chief Operating Officer of the Company and a Director since 1993. Mr. St. Laurent has also served as Vice Chairman of the Board of Directors of the Western Bank of Oregon from January 1989 through January 1996. Mr. St. Laurent previously owned several private foods processing companies located in Oregon from 1988 to 1992. Mr. St. Laurent graduated from Cornell University in 1986 with a B.S. in Hotel Administration. Mr. St. Laurent also owns 100% of the voting shares of Vitoria Tecnologia S.A., which was the primary customer of the Company from inception until Vitoria Tecnologia S.A. ceased operations in March of 1996. William C. St. Laurent is the brother of Georges C. St. Laurent III.

         Edward A. Kelly, Mr. Kelly has served as the Chief Financial Officer of the Company since June 1997. Prior to his appointment as Chief Financial Officer, Mr. Kelly had served as the Company's Corporate Controller since June of 1996. Mr. Kelly graduated from the University of Florida with a Bachelor of Science Degree in Finance and holds a Master of Business Administration from the University of Florida. Prior to joining the Company, Mr. Kelly worked as an associate with a seed capital fund that assisted start-up technology companies. Prior to that, Mr. Kelly worked in the cellular telephone industry with Bell South Mobility, Inc.

         Francisco Suarez Warden, CPA. Mr. Suarez has served as Director of the Company since February 2000. Mr. Suarez is the Director of Human Resources for Groupo Financiero Bancomer, Mexico. He has over 25 years of senior management experience with U.S Fortune 500 companies operating in Latin America. Mr. Suarez is a former President of the Mexican Institute of Financial Executives and Vice President of the Board of the National Chapter. He received his CPA degree from the Instituto Tecnologico de Monterrey, Mexico.

         H.R. Shepherd. Mr. Shepherd has been a director of the Company since November 1996. Since 1993, Mr. Shepherd has served as special advisor to the Chairman of Medeva PLC, an international pharmaceutical company. From 1955 to 1993 Mr. Shepherd served as Founder and Chairman of Armstrong Pharmaceuticals, previously known as Aerosol Techniques, a pharmaceutical drug delivery company which was acquired by Medeva PLC. Mr. Shepherd presently is the Chairman of the Albert F. Sabin Vaccine Foundation.

         William Robin Blackhurst. Mr. Blackhurst has served as Director of the Company since January 1998. Mr. Blackhurst retired in 1997 after serving as managing director for the Sao Paulo office of UBS Securities LLC since 1994. Prior to 1994, Mr. Blackhurst was engaged in managerial positions at Banco Multiplic S.A., ACP (Automated Call Processing), Inc. and Brazil Venture Capital Partic. Ltda. Mr. Blackhurst holds a Master of Arts degree in Law from the Balliol College, Oxford University in England.

Meetings and Committees of the Board of Directors

         During the Company's fiscal year ended December 31, 1999, the Company's Board of Directors held four (4) meetings and took action an additional one (1) time by Unanimous Written Consent. Each member of the Board participated in each action of the Board.

         The Board of Directors of the Company has established a Compensation Committee and an Audit Committee. The Compensation Committee administers the Company's stock option plan and makes recommendations to the full Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees. The members of the Compensation Committee are Georges C. St. Laurent, H.R. Shepherd, and Francisco Suarez. During the year ended December 31, 1999, the Compensation Committee held one (1) meeting. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal accounting controls. The members of the Audit Committee are William St. Laurent, William Robin Blackhurst and H.R. Shepherd. During the year ended December 31, 1999, the Audit Committee held one (1) meeting. The Compensation Committee and the Audit Committee consist of a majority of independent directors.

         Directors who are not employees of the Company are paid $2,500 per meeting for serving as directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with for the period to which this proxy relates.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company for the past three fiscal years to: (i) the Company's Chairman and Chief Executive Officer; and (ii) each of the Company's executive officers who earned more than $100,000 during the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers"):

                                                                                          Stock       All Other Annual
Name and Principal Position               Year              Salary        Bonus          Options (#)    Compensation
---------------------------               ----              ------        -----          -----------    ------------
Georges C. St. Laurent, III,              1999            $192,000         $50,000            --              --
   Chairman of the Board                  1998            $240,000         $50,000            --              --
   and Chief Executive                    1997            $240,000         --                 --              --
   Officer

William C. St. Laurent,                   1999            $192,000         $50,000            --              --
    President and                         1998            $240,000         $50,000            --              --
    Chief Operating Officer               1997            $240,000         --                 --              --

Edward A. Kelly                           1999            $100,000         $30,000            25,000          --
    Chief Financial                       1998            $100,000         $18,063            --              --
    Officer                               1997             $68,500         $13,000            27,500          --

------------------
                                       32

Option Grants in Last Fiscal Year

         During the year ended December 31, 1999, the Company granted options to purchase 25,000 shares of the Common Stock of the Company to Edward A. Kelly. The options are exercisable at a price of $9.00 per share and are exercisable over a five year period. Other than this, no other options were granted to the Named Executive Officers during the year ended December 31, 1999.

Aggregated Fiscal Year-End Options Value Table

         The table below sets forth certain information pertaining to unexercised stock options held by the Named Executive Officers during the year ended December 31, 1999. No Stock Options were exercised by the Named Executive Officers during the year ended December 31, 1999.

                                                       Number of Unexercised Options    Value of Unexercised In-the-Money
                                 Shares                  Held  at December 31, 1999        Options at December 31, 1999
                               Acquired on     Value     --------------------------        ----------------------------
Name                            Exercise     Realized     Exercisable Unexercisable        Exercisable    Unexercisable
----                            --------     --------     -------------------------        -----------    -------------
Georges C. St. Laurent, III        0             0          2,075,700        0                       $0         0
William C. St. Laurent             0             0          1,994,300        0                       $0         0
Edward A. Kelly                    0             0             59,540        0                  $47,450         0

---------------------
(1) The closing bid quotation for the Company's Common Stock as reported by the Wall Street Journal on December 31, 1999 was $8.00 and $5.69 on April 26, 2000.

1996 Stock Option Plan

         The 1996 Stock Option Plan provides for the grant of options to purchase up to 550,000 shares of Common Stock to employees, officers, directors, and consultants of the Company. Options may be either incentive stock options within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the Code ), or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. The plan is in addition to the currently outstanding options to purchase 330,000 shares of Common Stock that Georges C. St. Laurent III and William C. St. Laurent have elected to reserve for the transfer to employees of the Company.

         The Plan is administered by the Compensation Committee of the Board of Directors, which determines, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option, and the option exercise price.

         The exercise price of an incentive stock option may not be less than the fair market value per share of Common Stock on the date the option is granted. The exercise price of a non-qualified option may be established by the Board of Directors (or the Compensation Committee). The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the Company (a 10% Shareholder ) shall be eligible to receive any incentive stock options under the Plan unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitations.

         Incentive stock options may not be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option may be exercised only by the optionee. In the event of termination of employment for cause or voluntary termination of employment by the optionee, the option will expire upon such termination. In the event of termination of employment other than by death or disability, for cause, or voluntary termination by the optionee, the optionee will have no more than thirty days after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the Board of Directors. Upon termination of employment of an optionee by reason of death or permanent and total disability, such optionee s options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

         Options under the Plan must be issued within ten years from August 20, 1996, the effective date of the Plan. Incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 10% Shareholder are limited to five year terms. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, if so provided in an optionee s grant, such optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his or her stock options with no additional investment other than the consideration paid for the purchase of such optionee s original shares.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan.

         The Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without the consent of the shareholders of the Company.

         As of the date of this Proxy, options for 287,127 shares of Common Stock have been issued pursuant to this plan. Such options were issued to employees, directors and consultants of the Company at exercise prices ranging from $6.50 to $18.00 per share.

Board Compensation Committee Report or Executive Compensation

         The following statement made by the Compensation Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall not otherwise be deemed filed under either of such Acts.

         The Compensation Committee is responsible for making recommendations to the Board of Directors concerning executive compensation, including base salaries, bonuses, awards of stock options and reimbursement of certain business related costs and expenses. The Compensation Committee currently consists of Messrs. Georges C. St. Laurent III, H.R. Shepherd, and Francisco Suraez Warden, Messrs. Shepherd and Suarez are non-employee directors of the Company. Mr. St. Laurent does not vote on or participate in discussions concerning his compensation.

         In determining the compensation of the Company's Executive officers, the Compensation Committee takes into account all factors which it considers relevant, including the business conditions in general and in the Company's line of business during the year in light of such conditions, the market compensation for executives of similar background and experience, and the performance of the specific executive officer under consideration and the business area of the Company for which such executive officer is responsible. The structure of each executive compensation package is weighted toward incentive forms of compensations, including stock options, so that such executive's interest is aligned with the interests of the shareholders of the Company. The Compensation Committee believes that granting stock options provides an additional incentive to executive officers to continue in the service of the Company and gives them an interest similar to shareholders in the success of the Company. The Compensation program for the executive officers in 1999 consisted of base salaries, cash bonuses and stock option grants and reimbursement of certain business related expenses.

         To the extent readily determinable, another factor the Compensation Committee considers when determining compensation is the anticipated tax treatment to the Company and to the executive officer of various payments and benefits. For example, some types of compensation plans and their deductibility by the Company depend upon the timing of an executive officer's vesting or exercise of previously granted rights. Further interpretations of, and changes in the tax laws and other factors beyond the Compensation Committee's control also could affect the deductibility of compensation.

                                          Compensation Committee

                                          Georges C. St. Laurent III, Chairman
                                          H.R. Shepherd
                                          Francisco Suarez Warden

Stock Performance Graph










                                [OBJECT OMITTED]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth Common Stock ownership information as of April 26, 2000, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group:

                                                                                                   Percentage Beneficially
Name and Address of Beneficial Owner (1)                          Number of Shares                         Owned (2)
----------------------------------------                          ----------------                         ---------
Georges C. St. Laurent, III                                        6,232,610 (3)                             33.8%
William C. St. Laurent                                             5,783,325 (4)(5)                          31.5%
H.R. Shepherd                                                         53,000 (6)                              *
William Robin Blackhurst                                              31,000 (7)                              *
Francisco Suarez Warden                                               10,000 (8)                              *
Edward A. Kelly                                                      104,300 (9)                              *
Georges C. St. Laurent, Jr.                                        3,357,827 (10)                            20.1%
    5115 Dubois Avenue
    Vancouver, WA 98661
Gateway Companies, Inc.                                            3,351,351 (11)                            17.5%
    4545 Towne Centre Court
    San Diego, CA 92121
St. Denis J. Villere & Company, Inc.                               1,060,616                                  6.5%
    210 Baronne St., Suite 808
    New Orleans, LA 70112-1727
All directors and named executive                                 12,214,235 (12)                            59.3%
    officers as a group (6 persons)

----------------------
*      Less than 1%
(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Vitech America, Inc., 2190 N.W. 89th Place, Miami, Florida 33172. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Proxy Statement have been exercised. As of April 26, 2000 there were 16,345,939 shares of Common Stock outstanding.
(3)    Includes options to purchase 2,075,700 shares of Common Stock.
(4) Includes 2,485,608 shares of Common Stock held by Wolf Partners, a family Limited Partnership of which William C. St. Laurent is the general partner.
(5)    Includes options to purchase 1,994,300 shares of Common Stock.
(6)    Includes options to purchase 53,000 shares of Common Stock.
(7)    Includes options to purchase 31,000 shares of Common Stock.
(8)    Includes options to purchase 10,000 shares of Common Stock.
(9)    Includes options to purchase 99,540 shares of Common Stock.
(10)   Includes options  and warrants to purchase 387,467 shares of Common
       Stock.
(11) Includes an option to convert a convertible note into 2,813,067 shares of Common Stock.
(12)   See notes (3)-(9) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1999, the Company received a loan from Georges St. Laurent Jr., the father of Georges St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, and William St. Laurent, the Company's President and Chief Operating Officer, ("GSL Jr"), for the principal amount of $10.5 million. This loan was in addition to the $6.7 million in loans that the Company had received in 1998 from GSL Jr. The $6.7 million loans are evidenced by promissory notes, are secured by certain assets of the Company, bear interest at the annual rate of 10%, and are payable upon demand with 90 days notice. The $10.5 million loan is evidenced by a promissory note, bears interest at the annual rate of 10%, and, at the makers option, can be exchanged for a convertible note (convertible at $9.25) should the loan not be repaid on demand with 90 days notice. In connection with this loan the Company issued to GSL Jr., warrants to purchase 300,000 shares of the common stock of the Company at an exercise price of $9.25 per share. During 1999, the Company repaid approximately $3.6 million of such loans.

         During 1999 and 1998, the Company bought and sold products and services from/to ITC.net, an entity related through common ownership, valued in the amount of approximately $3.5 million and $1.1 million, respectively. As of December 31, 1999, the Company had a receivable outstanding from ITC.net of $1.6 million. Additionally, during 1998, the Company entered into a joint marketing agreement with ITC.net, whereby the two companies will cross sell each others products. In consideration for the joint marketing agreement, ITC.net granted to the Company's shareholders of record date March 1, 1999, warrants to purchase one share of ITC.net common stock for every share of the Company owned by the shareholder. The warrants have an exercise price of $0.15 per share and are non-exercisable and non-transferable until such time that there is an effective registration statement covering the securities of ITC.net.

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

         During the year ended December 31, 1999, the Company purchased products valued at $2,640,000 from Gateway. At December 31, 1999, the Company had an outstanding accounts payable to Gateway of $487,000.

         In March 2000, the Company entered into a $10.0 million loan agreement with Gateway for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into the common stock of the Company if not repaid at maturity.

         During 1999, the Company made loans to Georges C. St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer. The highest amount outstanding during the year was approximately $650,000. The balance outstanding at December 31, 1999 was $179,093.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this report:

         Financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."

Exhibits:
(2.1)        Contract for Discontinuation of Company Participations and other Agreements between Vitech America, Inc., Microtec
             Holding USA, Inc. and Microhold Participacoes e Empreendimentos S/C Ltda. dated July 10, 1997. (2)
(2.2)        Purchase agreement between Vitech America, Inc. and Microtec Holdings USA, Inc. dated July 10, 1997. (2)
(2.3)        Buy-Sell Contract between Vitech America, Inc. and Tech Shop Holdings USA, Inc. dated November 17, 1997. (4)
(2.4)        Buy-Sell Contract between Vitech America, Inc. and Recife Holdings USA, Inc. dated November 18, 1997. (4)
(3.1)        Articles of Incorporation dated June 24, 1993. (1)
(3.2)        Amendments to the Company's Articles of Incorporation dated November 13, 1995 and July 26, 1996. (1)
(3.3)        By-Laws of the Company. (1)
(4.1)        Form of Common Stock Certificate. (1)
(10.1)       Stock Option Plan. (1)
(10.5)       Option Agreements for William C. St. Laurent and Georges St. Laurent, III. (1)
(10.17)      Securities Purchase Agreement dated October 10, 1997, by and between the Company, H.W. Partners, L.P., as
(10.18)      Form of Convertible Promissory Note dated October 10, 1997 for the Investors. (3)
(10.19)      Put and Call Agreement dated October 10, 1997 between the Company and the Investors. (3)
(10.20)      Registration Rights Agreement dated October 10, 1997 between the Company and the Investors. (3)
(10.21)      Form of Convertible Promissory Note dated October 10, 1997. (3)
(10.22)      Master Sales and Servicing Agreement among Technology Acceptance Corp., Technology Trust S.A., Bahiatech - Bahia
(10.23)      Convertible Loan Agreement between Vitech America, Inc. and Gateway Companies, Inc. dated September 19, 1999. (6)
(10.24)      Convertible Promissory Note dated September 16, 1999. (6)
(10.25)      Guaranty dated September 16, 1999. (6)
(21)         Subsidiaries of the Company.
(23.1)       Consent of Independent Accountants
(27.1)       Financial Data Schedule
--------------
(1)  Incorporated by reference to exhibit filed with the Company's Registration
     Statement on Form S-1, file #333-11505.
(2)  Incorporated by reference to exhibit filed with the Company's Form 8-K dated July 10, 1997 as amended.
(3)  Incorporated by reference to exhibit filed with the Company's Form 8-K dated October 10, 1997.
(4)  Incorporated by reference to exhibit filed with the Company's Form 8-K dated November 17, 1997.
(5)  Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended
     March 31, 1998.
(6)  Incorporated by reference to exhibit filed with the Company's Form 8-K dated
     September 16, 1999.

(b)   Reports on Form 8-K:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/  Georges C. St. Laurent III
     -------------------------------
Georges C. St. Laurent
Chairman of the Board and
Chief Executive Officer

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