Form 10-Q
period 2000-03-31
VITECH AMERICA INC
filed 2000-05-15
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended March 31, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         As of May 15, 2000, there were 16,345,939 shares of the Common Stock of the Company, no par value, outstanding.




ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet

                                     Assets
                                                                                    December 31,       March 31,
                                                                                        1999             2000
                                                                                   --------------    -------------
                                                                                                     (unaudited)
Current assets
     Cash and cash equivalents                                                      $   1,024,420    $   4,087,839
     Accounts receivable, net                                                          58,772,833       59,892,438
     Inventories, net                                                                  28,678,882       32,184,017
     Deferred tax asset                                                                 1,510,000        1,510,000
     Taxes receivable credits                                                           2,468,391        3,575,657
     Due from officers                                                                    179,093          307,432
     Other current assets                                                               1,321,502        1,092,771
                                                                                    -------------    -------------
                  Total current assets                                                 93,955,121      102,650,154

Property and equipment, net                                                            24,113,528       24,565,820
Investments                                                                             1,104,222        1,113,906
Goodwill, net                                                                          19,097,686       18,824,196
Other assets                                                                           10,167,620       13,169,351
                                                                                    -------------    -------------

                  Total assets                                                      $ 148,438,177    $ 160,323,427
                                                                                    -------------    -------------

                                           Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                         $  25,208,408    $  23,258,639
     Accrued expenses                                                                   1,986,919        1,941,723
     Deferred tax liability                                                               940,000          940,000
     Notes payable - related party                                                     13,564,505       13,564,505
     Note payable                                                                              --       10,000,000
     Convertible note                                                                          --       31,000,000
     Current maturities of long-term debt                                               1,371,757        1,371,757
     Short-term debt                                                                    4,949,846        8,670,246
                                                                                    -------------    -------------
                  Total current liabilities                                            48,021,435       90,746,870
                                                                                    -------------    -------------

Long-term liabilities
     Convertible notes                                                                43,882,921       11,007,765
     Long-term debt                                                                     2,808,789        2,528,233
                                                                                    -------------    -------------
                           Total long-term liabilities                                 46,691,710       13,535,998
                                                                                    -------------    -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued              --               --
     Common stock, no par value, 30,000,000 shares authorized,
     Accumulated other comprehensive loss                                             (43,541,146)     (41,240,469)
     Retained earnings                                                                 24,880,460       24,895,310
                                                                                    -------------    -------------
                  Total shareholders' equity                                           53,725,032       56,040,559
                                                                                    -------------    -------------

                  Total liabilities and shareholders' equity                        $ 148,438,177    $ 160,323,427
                                                                                    -------------    -------------


See notes to consolidated financial statements


                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                    Three Months Ended March 31,
                                                            --------------------------------------------
                                                                    1999                    2000
                                                            ---------------------- ---------------------
Net sales                                                   $         15,302,714   $          22,560,161

Cost of sales                                                          8,359,136              15,052,880
                                                            --------------------   ---------------------

         Gross profit                                                  6,943,578               7,507,281

Selling, general and administrative expenses                           6,743,260               6,179,169
                                                            --------------------   ---------------------

         Income from operations                                          200,318               1,328,112
                                                            --------------------   ---------------------

Other (income) expenses
     Interest expense, net                                             4,003,200               2,857,563
     Discount on sale of receivables                                   2,262,496                       -
     Foreign currency exchange loss (gain)                            16,656,880              (1,544,301)
                                                            --------------------   ---------------------

         Total other expenses                                         22,922,576               1,313,262
                                                            --------------------   ---------------------

         Income (loss) before provision for

Provision for income taxes                                                    --                      --
                                                            --------------------   ---------------------

                  Net income (loss)                         $        (22,722,258)  $              14,850
                                                            --------------------   ---------------------



Net income per common share - Basic:
       Weighted common shares                                         14,635,655              16,345,939
       Net income (loss) per common share                   $              (1.55)  $               0.001
                                                            --------------------   ---------------------

Net income per common share - Assuming dilution:
       Weighted common shares                                         14,670,538              16,345,939
       Net income (loss) per common share                   $              (1.55)  $               0.001
                                                            --------------------   ---------------------

See notes to consolidated financial statements



                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                                          Three Months Ended March 31,
                                                                                  ---------------------------------------------
                                                                                          1999                   2000
                                                                                  ---------------------- ----------------------
Cash flows from operating activities
     Net income / (loss)                                                          $       (22,722,258)   $            14,850
     Adjustments to reconcile net income / (loss) to net cash
            Depreciation                                                                      814,258                798,015
            Amortization of goodwill                                                          273,490                273,490
            Amortization of deferred costs                                                          -                 72,845
            Provision for doubtful accounts                                                         -                181,227
              Provision for inventory obsolescence                                                                   (10,052)
            Changes in assets and liabilities
              Accounts receivable                                                          17,991,667                961,568
              Inventories                                                                   7,662,891             (2,369,783)
              Other assets                                                                  4,296,925             (2,569,805)
              Trade accounts payable                                                       (3,692,850)             8,009,807
              Accrued expenses                                                             (3,231,463)               (67,655)
              Due to/from officers                                                                  -               (128,339)
              Taxe receivable credits                                                        (506,579)              (981,834)
                                                                                  -------------------    -------------------
                      Net cash provided from operating activities                             886,081              4,184,334
                                                                                  -------------------    -------------------
Cash flows from investing activities
     Purchases of property and equipment                                                     (592,275)              (763,060)
     Other investments                                                                        113,282                      -
                                                                                  -------------------    -------------------
                      Net cash used in investing activities                                  (478,993)              (763,060)
                                                                                  -------------------    -------------------
Cash flows from financing activities
     Net (payments)/proceeds under short-term bank borrowings                             (10,633,035)             3,511,151
     Net payments of taxes payable                                                           (309,762)                     -
     Payment of convertible notes                                                          (2,200,000)            (1,875,156)
     Proceeds from note payable - related party                                            10,500,000                      -
     Net  (payments) of notes payable                                                        (686,123)              (297,125)
                                                                                  -------------------    -------------------
                      Net cash provided by / (used) in financing activities                (3,328,920)             1,338,870
                                                                                  -------------------    -------------------

Foreign exchange effect on cash and cash equivalents                                               --             (1,696,725)

                                                                                  -------------------    -------------------
                      Net increase / (decrease) in cash and cash equivalents               (2,921,832)             3,063,419

Cash and cash equivalents - beginning of period                                             7,719,185              1,024,420
                                                                                  -------------------    -------------------
Cash and cash equivalents - end of period                                         $         4,797,353    $         4,087,839
                                                                                  -------------------    -------------------


Supplemental disclosure of cash flow information
     Cash paid during the period for
         Interest and discount on sale of receivables                             $         5,979,045    $         2,518,450
                                                                                  -------------------    -------------------
         Income taxes                                                             $           256,762    $                --
                                                                                  -------------------    -------------------

Supplemental schedule of non-cash investing and financing activities
       Satisfaction of accounts payable and purchase of inventory
          through issuance of note payable                                        $                --    $        10,000,000
                                                                                  -------------------    -------------------

                                       4

See notes to consolidated financial statements

                              Vitech America, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


Note 1 - Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The consolidated financial statements as of and for the interim period ended March 31, 2000 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements for the three months ended March 31, 1999 and 2000 include the accounts of the Company and its subsidiary. All of the Company's sales are concentrated in Brazil.

Note 2 - Net income per share
-----------------------------

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

                                                      Three Months Ended
                                                          March 31,
                                              ----------------------------------
                                                   1999                2000
                                              ---------------     --------------
Net income (loss) for basic and diluted
  income per common share                     $   (22,722,258)    $       14,850
                                              ---------------     --------------

Weighted average number of shares

Dilutive securities:
    Stock options                                       8,588                 --
    Warrants                                           26,295                 --
                                              ---------------     --------------

Weighted average number of shares
  for diluted income per share                     14,670,538         16,345,939
                                              ---------------     --------------

Net income (loss) per common share:
    Basic                                     $         (1.55)    $        0.001
    Diluted                                   $         (1.55)    $        0.001

For the three months ended March 31, 1999 and 2000, the effects on earnings
(loss) per share of the $11,530,535 and $42,007,765 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three months ended March 31, 1999, there were outstanding 4,577,427 stock options and 461,387 warrants not included in the computation of diluted earnings (loss) per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the three months ended March 31, 2000, there were outstanding 4,832,347 stock options and 870,251 warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares.

Note 3 - Accounts receivable
----------------------------

Accounts receivable consisted of the following:

                                                        March 31,
                                                           2000
                                                     -----------------

Trade accounts receivable                            $     63,929,492
Allowance for doubtful accounts                            (4,037,054)
                                                     -----------------
        Total                                        $     59,892,438
                                                     -----------------

In April 1998, the Company formed a special purpose securitization entity that was established solely to participate in a $150.0 million accounts receivable securitization program. The special purpose entity was formed to acquire and hold designated accounts receivable from the Company and to issue collateralized notes to third party investors. Through December 1998, the Company sold approximately $140.0 million of its accounts receivable to this entity under the program. As a result of the devaluation of the Brazilian currency, the Real, in January 1999, the securitization program became in default. While the program remains in default, the Company is not allowed to transfer additional accounts receivable to the special purpose entity other than pursuant to the Company's repurchase obligation under the program. The program remains in default and the Company does not believe that it will be a viable financing source in the future.

Under the terms of the securitization program, the Company is required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at March 31, 2000, there is a contingent liability in the amount of approximately $41.3 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold accounts receivable.

Note 4 - Inventories
--------------------

Inventories are summarized as follows:

                                                         March 31,
                                                           2000
                                                      ---------------

Finished goods                                        $     6,172,406
Work in process                                             1,084,525
Components in the factory                                  21,948,127
Components in transit  (a)                                  3,170,157
                                                      ---------------
                                                           32,375,215
Allowance for obsolescence                                   (191,198)
                                                      ---------------
        Total                                         $    32,184,017
                                                      ---------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factory in Brazil.

Note 5 - Comprehensive Income
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the three months ended March 31, 1999, the Company had a comprehensive loss of $58.2 million as compared to a reporting net loss of $22.7 million. The comprehensive loss includes a cumulative translation adjustment of $35.5 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar. For the three months ended March 31, 2000, the Company had comprehensive net income of $2.3 million as compared to a reporting net income of $14,850. Comprehensive net income includes a cumulative translation adjustment of $2.3 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar.

Note 6 - Note payable
---------------------

In March 2000, the Company entered into a $10.0 million loan agreement with Gateway Companies, Inc. for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into the common stock of the Company if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of the Company's common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions.

Note 7 - Significant supplier
-----------------------------

For the three months ended March 31, 1999 and 2000, one unrelated supplier accounted for 0% and 35.5% of the Company's total purchases, respectively.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the Company's Financial Statements and the Notes thereto appearing elsewhere in this report.

         In this report, the terms "company," "Vitech," "we," "us," and "our" refer to Vitech America, Inc., a Florida corporation, and, unless the context otherwise requires, "common stock" refers to the common stock, no par value, of Vitech America, Inc.

Results of Operations

         The following table sets forth for the periods indicated certain line items from our consolidated statement of operations as a percentage of our consolidated net sales:

                                                          Three Months Ended March 31,
                                          -------------------------------------------------------------
                                                     1999                              2000
                                          ----------------------------      ---------------------------
Net sales                                     $ 15,302,714      100%            $ 22,560,161      100%
Cost of sales                                    8,359,136     54.6               15,052,880     66.7
Gross profit                                     6,943,578     45.4                7,507,281     33.3
Selling, general and
Income from operations                             200,318      1.3               1,328,112       5.9
Interest and financing expense, net              6,265,696     40.9               2,857,563      12.7
Foreign currency exchange loss (gain)           16,656,880    108.8              (1,544,301)     (6.8)
Net income (loss)                              (22,722,258)  (148.5)                 14,850      0.01

         Net sales increased by $7.3 million, or 47.4%, to $22.6 million for the three months ended March 31, 2000, as compared to $15.3 million for the comparable fiscal period in 1999. For the three months ended March 31, 2000, we sold approximately 14,000 personal computer units as compared to approximately 9,500 personal computer units during 1999. Such increases were primarily attributable to the improved business conditions in 2000 as compared to the 1999 conditions which were effected by the devaluation of the Brazilian currency, the Real, in the first quarter of 1999.

         Cost of sales during the three months ended March 31, 2000 increased by $6.7 to $15.1 million as compared to $8.4 million for the comparable fiscal period in 1999. The increase in cost of sales as a percentage of net sales was primarily attributable to our sales mix which included a higher percentage of low-end personal computers that have lower gross margins than our higher-end products. The increase in cost of sales as a percentage of net sales was also attributable to the downward pressures on our unit sales prices as expressed in U.S. Dollars which exceeded decreases in component costs.

         Selling, general, and administrative expenses decreased by $564,000, or 8.4%, to $6.2 million for the three months ended March 31, 2000, as compared to $6.7 million for the comparable fiscal period in 1999. The decrease was primarily attributable to our expense reduction plans which included the closure of a factory and the elimination of redundant positions. Selling, general, and administrative expense as a percentage of net sales was 27.4% for the three months ended March 31, 2000, compared to 44.1% for the comparable fiscal period in 1999. Such decrease was primarily attributable to the increased level of net sales.

         Income from operations increased by $1.1 million, or 563.0%, to $1.3 million for the three months ended March 31, 2000, as compared to $200,000 for the comparable fiscal period in 1999. Such increase was primarily attributable to the increase in net sales. Income from operations as a percentage of net sales increased to 5.9% for the three months ended March 31, 2000 from 1.3% for the comparable fiscal period in 1999. This increase was primarily attributable to the decrease in selling, general, and administrative expense as a percentage of net sales.

         Interest and financing expense, net decreased by $3.4 million, or 54.4%, to $2.9 million for the three months ended March 31, 2000, as compared to $6.3 million for the comparable fiscal period in 1999. Interest and financing expense as a percentage of net sales decreased to 12.7% for the three months ended March 31, 2000 from 40.9% for the comparable fiscal period in 1999. These decreases were primarily attributable to reductions in our cost of financing.

         During the three months ended March 31, 2000, we experienced a foreign currency exchange gain of $1.5 million, or 6.8% of net sales, associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. During the period, the Real appreciated from R$1.802 per U.S.$1.00 to R$1.73 per U.S.$1.00. This is compared to a foreign currency exchange loss of $16.7 million, or 108.8% of net sales for the comparable fiscal period in 1999 which was a direct result of the devaluation of the Real in January 1999.

         We had net income for the three months ended March 31, 2000 of $14,850 as compared to a net loss of $22.7 million for the comparable fiscal period in 1999.

Liquidity and Capital Resources

         During the first quarter of 2000 our primary cash requirements were to fund increased levels of inventory, for the payment of accounts payable and to meet certain debt maturities. During the first quarter of 2000, we principally used cash flow from operations and debt financing to satisfy our working capital requirements.

         At March 31, 2000, we had a working capital surplus of $11.9 million compared to $45.9 million at December 31, 1999. This decrease in working capital was primarily attributable to the increases in short-term debt and the reclassification of convertible debt maturing within one year.

         Net cash provided from operating activities during the first quarter of 2000 was $4.2 million as compared to $886,000 in cash provided from operating activities during the comparable fiscal period in 1999 and resulted primarily from the increase in trade accounts payable.

         Net cash used in investing activities was $763,000 during the first quarter of 2000 as compared to $479,000 during the comparable fiscal period in 1999. The investments during the first quarter of 2000 primarily related to the acquisition of equipment for our manufacturing operation. Net cash provided from financing activities was $1.3 million during the first quarter of 2000 as compared to $3.3 million used in financing activities during the comparable fiscal period in 1999. The increase resulted primarily from short-term debt borrowings from banks in Brazil.

         We have a revolving line of credit in the amount of $2.0 million with Eastern National Bank in Miami, Florida, with which we maintain our primary banking relationship. This credit line is secured by a lien on certain property owned by us. The credit line bears interest at a floating rate equal to prime plus two percent. As of March 31, 2000, there was $1.8 million owed under the facility.

         As of March 31, 2000, we had approximately $6.9 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of March 31, 2000, we had available approximately $15.0 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

         In October 1999, the holders of convertible notes in the principal amount of $3.6 million exercised their put right to require us to repurchase the notes at 120% of the principal amount. In November 1999, we began to repay the notes in accordance with their terms over a four month period. We repaid the notes in full during the first quarter of 2000.

         In April 1998, we formed a special purpose securitization entity that was established solely to participate in a $150.0 million accounts receivable securitization program. We formed the special purpose entity to acquire and hold designated accounts receivable from us and to issue collateralized notes to third party investors. Through December 1998, we sold approximately $140.0 million of our accounts receivable to this entity under the program. As a result of the devaluation of the Real in January 1999, the securitization program became in default. While the program remains in default, we are not allowed to transfer additional accounts receivable to the special purpose entity other than pursuant to our repurchase obligation under the program. The program remains in default and we do not believe that it will be a viable financing source for us in the future.

         Under the terms of the securitization program, we are required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at March 31, 2000, there is a contingent liability in the amount of approximately $41.3 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. We maintain an allowance for doubtful accounts on our balance sheet with respect to the sold accounts receivable.

         As of March 31, 2000, we had $13.6 million in loans from a related party. The loans bear interest at the annual rate of 10% and are payable upon demand with 90 days notice. $10.5 million of the loans are evidenced by a promissory note and, at the maker's option, can be exchanged for a convertible note, convertible at $9.25 per share, should the loan not be repaid at maturity. In connection with the loan, we issued four year warrants to purchase 300,000 shares of our common stock at a purchase price of $9.25 per share.

         In May 1999, we completed a private placement of a $10.0 million convertible debenture. The debenture is a two year 10% note convertible into our common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require us to repurchase the debenture after nine months at a price equal to 112% of the principal amount and on a quarterly basis thereafter at a price adjusted accordingly. Should the holder elect to require us to repurchase the debentures, we may repay the debentures in four equal monthly payments. If we elect not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. We issued 100,000 warrants to purchase shares of our common stock in connection with this financing and 36,000 warrants to the placement agent.

         In September 1999, we formed a strategic alliance with Gateway which resulted in a $31.0 million investment by Gateway. Pursuant to a convertible loan agreement, the investment was in the form of a 10% Convertible Promissory Note. The note bears interest at 10% per annum with interest payable quarterly. The note matures on March 16, 2001. The Note is initially convertible at $11.02 subject to adjustment. Each of William C. St. Laurent and Georges C. St. Laurent, III, our President and Chief Executive Officer, have personally guaranteed $11.0 million of the note. We also granted an option, exercisable at our election, to acquire certain exclusive territorial rights in Brazil, and other rights, from Gateway. For this option, we issued 538,284 shares of our common stock to Gateway.

         We have also granted an option to Gateway, exercisable until September 16, 2001, to engage in the following transactions with us: (i) extend an additional $40.0 million convertible loan to us on the same terms and conditions as the initial $31.0 million note, with a conversion price equal to the lower of
(x) $11.02 per share or (y) a 20% premium over the then market value of our common stock as defined in the agreement and/or (ii) enter into a merger agreement whereby our shareholders have the option to (x) exchange their shares for $14.00 per share in cash or (y) receive one share of a new callable and putable common stock. The new stock shall have a call provision whereby Gateway will have the right to call 100%, but not less than 100% of the new stock, which it does not already own, at a price which shall be determined by our performance. The new stock shall also have a put provision whereby the new stockholders will have the right to put annually to Gateway 100% but not less than 100% of their new stock, at a price which shall be determined by our performance.

         In March 2000, we entered into a $10.0 million loan agreement with Gateway for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into our common stock if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of our common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions.

Impact of Inflation on Results of Operations, Liabilities and Assets

         For many years prior to July 1994, the Brazilian economy was characterized by high rates of inflation and devaluation of the Real against the U.S. Dollar and other currencies. However, since the implementation in July of 1994 of the Brazilian government's latest stabilization plan, the "Real Plan", inflation, while continuing, has been significantly reduced. We have no assurance that the Real Plan or current strategies will continue to be effective at combating inflation. Inflation affects us by increasing the cost of goods and services we use in the operation of our business and by increasing our financing costs. The reaction of the Brazilian government to economic uncertainties such as rising inflation can lead to adverse conditions for our business.

Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. We may use foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement is not expected to be material to our consolidated financial position or results of operations.

Hedging Activities

         Although our consolidated financial statements are presented in U.S. Dollars in accordance with U.S. generally accepted accounting principles, our transactions are consummated in both the Real and the U.S. Dollar. Inflation and fluctuations in exchange rates have had, and may continue to have, an effect on our results of operations and financial condition. Currently, we are not engaged in any hedging activities. We are, however, analyzing our exposure to currency risks and developing a plan to use hedging activities to offset currency risks as deemed appropriate. Any significant devaluation, such as occurred during the first quarter of 1999, of the Real relative to the U.S. Dollar would have a material adverse effect on our operating results.

Foreign Currency Translation

         Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are stated in U.S. Dollars. Until December 31, 1997, amounts in Real were re-measured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of our subsidiaries were translated into U.S. Dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for non-monetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to non-monetary assets and liabilities which are translated at historical rates.

         Effective January 1, 1998, we determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, we began using the Real as the functional currency of our Brazilian subsidiaries. As a result, all assets and liabilities are translated into Dollars at period-end exchange rates and all income and expense items are translated into U.S. Dollars at the average exchange rate prevailing during the period. Any translation adjustments are reflected as a component of shareholders' equity.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:

         (10.26)   Loan Agreement Dated March 24, 2000 between Vitech America,
                   Inc. and Gateway Companies, Inc.
         (27.1)    Financial Data Schedule

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

Date:  May 15, 2000