Form 10-Q
period 2000-06-30
VITECH AMERICA INC
filed 2000-08-18
CIK 1021282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For Quarterly Period Ended June 30, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of August 14, 2000, there were 20,464,626 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet

                                     Assets
                                                                                     December 31,       June 30,
                                                                                         1999             2000
                                                                                    -------------    -------------
                                                                                                       (unaudited)
Current assets
     Cash and cash equivalents                                                      $   1,024,420    $   5,719,478
     Accounts receivable, net                                                          58,772,833       61,407,088
     Inventories, net                                                                  28,678,882       19,555,098
     Deferred tax asset                                                                 1,510,000        1,510,000
     Taxes receivable credits                                                           2,468,391        1,908,064
     Due from officers                                                                    179,093          389,667
     Other current assets                                                               1,321,502        7,283,607
                                                                                    -------------    -------------
                  Total current assets                                                 93,955,121       97,773,002

Property and equipment, net                                                            24,113,528       23,785,943
Investments                                                                             1,104,222        7,690,734
Goodwill, net                                                                          19,097,686       18,550,706
Other assets                                                                           10,167,620        9,577,480
                                                                                    -------------    -------------

                  Total assets                                                      $ 148,438,177    $ 157,377,865
                                                                                    -------------    -------------

                      Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                                                         $  25,208,408    $  16,788,528
     Accrued expenses                                                                   1,986,919        2,401,574
     Deferred tax liability                                                               940,000          940,000
     Notes payable - related party                                                     13,564,505       13,564,505
     Note payable                                                                              --        9,000,000
     Convertible notes                                                                         --       39,507,765
     Current maturities of long-term debt                                               1,371,757        1,362,514
     Short-term debt                                                                    4,949,846        4,224,726
                                                                                    -------------    -------------
                  Total current liabilities                                            48,021,435       87,789,612
                                                                                    -------------    -------------

Long-term liabilities
     Convertible notes                                                                 43,882,921               --
     Long-term debt                                                                     2,808,789        2,198,078
                                                                                    -------------    -------------
                           Total long-term liabilities                                 46,691,710        2,198,078
                                                                                    -------------    -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued              --               --
     Common stock, no par value, 60,000,000 shares authorized,
     16,345,939 and 19,375,030 shares issued and outstanding                           72,385,718       86,808,045
     Accumulated other comprehensive loss                                             (43,541,146)     (46,162,857)
     Retained earnings                                                                 24,880,460       26,744,987
                                                                                    -------------    -------------
                  Total shareholders' equity                                           53,725,032       67,390,175
                                                                                    -------------    -------------

                  Total liabilities and shareholders' equity                        $ 148,438,177    $ 157,377,865
                                                                                    -------------    -------------

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                   ---------------------------          --------------------------
                                                      1999          2000                    1999         2000
                                                   -----------   -------------          -----------  -------------
Net sales                                          $25,641,391   $34,927,406            $40,944,105  $  57,487,567

Cost of sales                                       14,832,923    22,515,518             23,192,059     37,568,398
                                                   -----------   -----------            -----------  -------------

         Gross profit                               10,808,468    12,411,888             17,752,046     19,919,169

Selling, general and administrative expenses         5,570,733     7,379,916             12,313,993     13,559,085
                                                   -----------   -----------            -----------  -------------

         Income from operations                      5,237,735     5,031,972              5,438,053      6,360,084
                                                   -----------   -----------            -----------  -------------

Other (income) expenses
     Interest expense, net                           2,954,322            --              6,957,522      5,992,579
     Discount on sale of receivables                 1,277,747     3,135,016              3,540,243             --
     Foreign currency exchange loss (gain)             540,243        38,000             17,197,123     (1,506,301)
                                                   -----------   -----------            -----------  -------------

         Total other expenses                        4,772,312     3,173,016             27,694,888      4,486,278
                                                   -----------   -----------            -----------  -------------

         Income (loss) before provision for
                 income taxes                          465,423     1,858,956            (22,256,835)     1,873,806

Provision for income taxes                                  --         9,279                     --          9,279
                                                   -----------   -----------            -----------  -------------

                  Net income (loss)                $   465,423   $ 1,849,677           $(22,256,835) $   1,864,527
                                                   -----------   -----------            -----------  -------------


Net income per common share - Basic:
       Weighted common shares                       14,635,655    16,384,121             14,635,655     16,365,030
       Net income (loss) per common share          $      0.03   $      0.11            $     (1.52) $        0.11
                                                   -----------   -----------            -----------  -------------

Net income per common share - Assuming dilution:
       Weighted common shares                       14,650,355    16,384,121             14,660,446     16,365,030
       Net income (loss) per common share          $      0.03   $      0.11            $     (1.52) $        0.11
                                                   -----------   -----------            -----------  -------------

See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    1999              2000
                                                                                -----------------------------
Cash flows from operating activities
     Net income / (loss)                                                        $(22,256,835)   $  1,864,527
     Adjustments to reconcile net income / (loss) to net cash
          provided from / (used) in operating activities
            Depreciation                                                           1,593,036       1,648,792
            Amortization of goodwill                                                 546,980         546,980
            Amortization of deferred costs                                                --         145,695
            Provision for doubtful accounts                                         (200,743)        404,978
            Provision for inventory obsolescence                                          --         (10,052)
            Changes in assets and liabilities
              Accounts receivable                                                 13,176,508      (9,507,195)
              Inventories                                                          5,778,973       9,486,661
              Deferred tax asset                                                     116,799              --
              Other assets                                                         2,975,435      (5,622,621)
              Trade accounts payable                                              (8,139,057)      1,781,626
              Accrued expenses                                                    (2,857,406)        400,306
              Due to/from officers                                                  (619,234)       (210,574)
              Tax receivable credits                                              (1,907,182)        587,312
                                                                                ------------    ------------
                      Net cash provided from / (used) in operating activities    (11,792,726)      1,516,435
                                                                                ------------    ------------
Cash flows from investing activities
     Purchases of property and equipment                                          (1,988,411)     (1,353,439)
     Other investments                                                               117,608        (509,928)
                                                                                ------------    ------------
                      Net cash (used) in investing activities                     (1,870,803)     (1,863,367)
                                                                                ------------    ------------
Cash flows from financing activities
        Net (payments)/proceeds under short-term bank borrowings                 (17,798,701)       (760,485)
        Net payments of taxes payable                                               (309,762)             --
        Proceeds from issuance of common stock                                            --      14,242,327
        Payment of convertible notes                                              (4,277,165)     (4,375,156)
        Proceeds from convertible notes                                           10,000,000
        Proceeds from note payable - related party                                10,500,000              --
        Proceeds from note payable                                                11,000,000
        Net (payments) of notes payable                                             (870,537)     (1,621,158)
                                                                                ------------    ------------
                      Net cash provided from financing activities                  8,243,835       7,485,528
                                                                                ------------    ------------

Foreign exchange effect on cash and cash equivalents                                      --      (2,443,538)
                                                                                ------------    ------------
                      Net increase / (decrease) in cash and cash equivalents      (5,419,694)      4,695,058

Cash and cash equivalents - beginning of period                                    7,719,185       1,024,420
                                                                                ------------    ------------
Cash and cash equivalents - end of period                                       $  2,299,491    $  5,719,478
                                                                                ------------    ------------


Supplemental disclosure of cash flow information
     Cash paid during the period for
         Interest and discount on sale of receivables                           $  9,589,939    $  4,067,078
                                                                                ------------    ------------
         Income taxes                                                           $    256,762    $         --
                                                                                ------------    ------------
Supplemental schedule of non-cash investing and financing activities
       Payment of accounts payable and purchase of inventory
          through issuance of note payable                                      $          -    $ 10,000,000
                                                                                ------------    ------------
       Conversion of account receivable into equity investment                  $          -    $  6,336,150
                                                                                ------------    ------------
       Payment of accounts payable through issuance of common stock             $          -    $    180,000
                                                                                ------------    ------------

See notes to consolidated financial statements

                              Vitech America, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 1 - Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The consolidated financial statements as of and for the interim period ended June 30, 2000 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements for the interim periods ended June 30, 1999 and 2000 include the accounts of the Company and its subsidiary. Principally all of the Company's sales are concentrated in Brazil. During the six month period ended June 30, 2000, the Company had net sales of approximately $10.0 million to ITC.net, an entity related through common ownership, for network equipment, software and solutions. During June 2000, the Company converted accounts receivable of $6.3 million into shares of common stock of ITC.net.

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

                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                              -----------------------------------      ---------------------------------
                                                   1999                2000                1999               2000
                                              ----------------    ---------------      --------------     --------------
Net income (loss) for basic and diluted
  income per common share                     $       465,423     $    1,849,677       $ (22,256,835)     $   1,864,527
                                              ----------------    ---------------      --------------     --------------

Weighted average number of shares
  for basic income per share                       14,635,655         16,384,121          14,635,655         16,365,030

Dilutive securities:
    Stock options                                       6,474                  -               7,531                  -
    Warrants                                            8,226                  -              17,260                  -
                                              ----------------    ---------------      --------------     --------------

Weighted average number of shares
  for diluted income per share                     14,650,355         16,384,121          14,660,446         16,365,030
                                              ----------------    ---------------      --------------     --------------

Net income (loss) per common share:
    Basic                                     $          0.03     $         0.11       $       (1.52)     $        0.11
    Diluted                                   $          0.03     $         0.11       $       (1.52)     $        0.11

For the interim periods ended June 30, 1999 and 2000, the effects on earnings
(loss) per share of the $19,453,370 and $39,507,765 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three months ended June 30, 1999, there were outstanding 4,795,872 stock options and 725,661 warrants not included in the computation of diluted earnings
(loss) per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the six month period ended June 30, 1999, there were outstanding 4,794,815 stock options and 716,627 warrants not included in the computation of diluted earnings per share of common stock because the option exercise prices were greater than the average market price of the common shares. For the three month period and the six month period ended June 30, 2000, there were outstanding 4,832,347 stock options and 1,170,251 warrants not included in the computation of diluted earnings per share of common stock because the option exercise prices were greater than the average market price of the common shares.

Note 3 - Accounts receivable
----------------------------

Accounts receivable consisted of the following:

                                                         June 30,
                                                           2000
                                                     -----------------
Trade accounts receivable                            $     65,510,234
Allowance for doubtful accounts                            (4,103,146)
                                                     -----------------
        Total                                        $     61,407,088
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

Under the terms of the securitization program, the Company is required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at June 30, 2000, there is a contingent liability in the amount of approximately $41.3 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold accounts receivable.

Note 4 - Inventories
--------------------

Inventories are summarized as follows:

                                                           June 30,
                                                             2000
                                                      -----------------
Finished goods                                        $     6,501,144
Work in process                                               714,908
Components in the factory                                   9,526,095
Components in transit  (a)                                  2,996,794
                                                      -----------------
                                                           19,738,941
Allowance for obsolescence                                   (183,843)
                                                      -----------------
        Total                                         $    19,555,098
                                                      -----------------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factory in Brazil.

Note 5 - Comprehensive Income
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the six months ended June 30, 1999, the Company had a comprehensive loss of $57.7 million as compared to a reporting net loss of $22.2 million. The comprehensive loss includes a cumulative translation adjustment of $35.5 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar. For the six months ended June 30, 2000, the Company had comprehensive net loss of $0.8 million as compared to a reporting net income of $1.9 million. The comprehensive net loss includes a cumulative translation adjustment of $2.6 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar.

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

Note 7 - Significant supplier
-----------------------------

For the six months ended June 30, 1999, no one supplier accounted for in excess of 10% of the Company's total purchases. For the six months ended June 30, 2000, two unrelated suppliers accounted for 52% of the Company's total purchases.

Note 8 - Shareholders' equity
-----------------------------

On June 5, 2000, the shareholders' of the Company voted on and approved an amendment to the Company's Articles of Incorporation increasing the Company's number of authorized shares of Common Stock from 30,000,000 to 60,000,000.

On June 30, 2000, the Company completed a public equity offering of 3,000,000 shares of its Common Stock at a price per share of $5.25. The net proceeds to the Company after underwriters' commissions and expenses were approximately $14.2 million and were used to repay indebtedness and for general corporate and working capital purposes. In connection with this offering, the Company issued warrants to purchase 300,000 shares of its Common Stock at a price of $8.1375 per share.

Note 9 - Subsequent events
--------------------------

In July 2000, the Company completed the sale of 644,789 shares of its Common Stock to Intel Corporation Inc. The purchase price of the shares was approximately $3.6 million and was paid for with the cancellation of the Company's indebtedness to Intel. Pursuant to the terms of the sale, the Company has an effective registration statement for the resale of the shares of Common Stock.

In July 2000, the underwriters' for the Company's June 30, 2000 equity offering exercised their overallotment option to purchase an additional 290,000 shares of the Company's Common Stock at the purchase price of $5.25 less the underwriters' commission and expense allowance.

In July 2000, holders of the Company's 10% convertible notes in the aggregate principal amount of $558,000 exercised their right to convert the notes into 150,154 shares of the Company's Common Stock.

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

Results of Operations

         The following table sets forth for the periods indicated certain line items from our consolidated statement of operations as a percentage of our consolidated net sales:

                                        Three Months Ended June 30,                           Six Months Ended June 30,
                              ------------------------------------------------     -------------------------------------------------
                                      1999                      2000                        1999                      2000
                              ----------------------    ----------------------     -----------------------    ----------------------
Net sales                     $ 25,641,391   100%        $ 34,927,406   100%         $40,944,105   100%        $ 57,487,567   100%
Cost of sales                   14,832,923   57.9          22,515,518   64.5          23,192,059   56.6          37,568,398   65.4
Gross profit                    10,808,468   42.1          12,411,888   35.5          17,752,046   43.4          19,919,169   34.6
Selling, general and
  administrative expenses        5,570,733   21.7           7,379,916   21.1          12,313,993   30.1          13,559,085   23.6
Income from operations           5,237,735   20.4           5,031,972   14.4           5,438,053   13.3           6,360,084   11.0
Net interest and financing
  expense                        4,232,069   16.5           3,135,016    9.0          10,497,765   25.6           5,992,579   10.4
Foreign currency exchange
  Losses (gains)                   540,243    2.1              38,000    0.1          17,197,123   42.0          (1,506,301)  (2.6)
Net income (loss)                  465,423    1.8           1,849,677    5.3         (22,256,835) (54.3)          1,864,527    3.2

         Net sales increased by $9.3 million, or 36.3%, to $34.9 million for the three months ended June 30, 2000, as compared to $25.6 million for the comparable fiscal period in 1999. For the three months ended June 30, 2000, we sold approximately 18,000 personal computer units as compared to approximately 19,500 personal computer units during 1999. For the six months ended June 30, 2000, net sales increased by $16.6 million, or 40.5%, to $57.5 million as compared to $40.9 million for the comparable fiscal period in 1999 Such increases were primarily attributable to the improved business conditions in 2000 as compared to the 1999 conditions which were effected by the devaluation of the Real in the first quarter of 1999. Such increases were also attributable to the increased demand for our integrated solutions products and services. During the six months ended June 30, 2000, we had net sales of approximately $10.0 million to ITC.net, an entity related through common ownership, for network equipment, software and solutions.

         Cost of sales during the three months ended June 30, 2000 increased by $7.7 million to $22.5 million as compared to $14.8 million for the comparable fiscal period in 1999. Cost of sales during six months ended June 30, 2000 increased by $14.4 million to $37.6 million as compared to $23.2 million for the comparable fiscal period in 1999. The increases in cost of sales as a percentage of net sales was primarily attributable to our sales mix which included a higher percentage of low-end personal computers that have lower gross margins than our higher-end products. The increase in cost of sales as a percentage of net sales was also attributable to the downward pressures on our unit sales prices as expressed in U.S. Dollars which exceeded decreases in component costs.

         Selling, general, and administrative expenses increased by $1.8 million, or 32.1%, to $7.4 million for the three months ended June 30, 2000, as compared to $5.6 million for the comparable fiscal period in 1999. For the six months ended June 30, 2000, selling, general, and administrative expenses increased by $1.3 million, or 10.6%, to $13.6 million as compared to $12.3 million for the comparable fiscal period in 1999 The increases were primarily attributable to our increased level of sales. The decreases in selling, general, and administrative expenses as a percentage of net sales for the three months and six months ended June 30, 2000 was primarily attributable to the increased level of net sales.

         Income from operations decreased by $205,000, or 3.9%, to $5.0 million for the three months ended June 30, 2000, as compared to $5.2 million for the comparable fiscal period in 1999. Such decrease was primarily attributable to the increase in cost sales which increased by a greater percentage than the increase in net sales. For the six months ended June 30, 2000, income from operations increased by $922,000, or 17.0%, to $6.4 million as compared to $5.4 million for the comparable fiscal period in 1999. The increase was primarily attributable to the increase in net sales. The decreases in income from operations as a percentage of net sales was primarily attributable to the increases in cost of sales as a percentage of net sales.

         Interest and financing expense, net decreased by $1.1 million, or 26.0%, to $3.1 million for the three months ended June 30, 2000, as compared to $4.2 million for the comparable fiscal period in 1999. For the six months ended June 30, 2000, interest and financing expense, net decreased by $4.5 million, or 42.9%, to $6.0 million as compared to $10.5 million for the comparable fiscal period in 1999. The decreases in interest and financing expense, net were primarily attributable to reductions in our cost of financing.

         During the three months ended June 30, 2000, we experienced a foreign currency exchange loss of $38,000 due to currency hedge transactions. During the six months ended June 30, 2000 we experienced a foreign currency exchange gain $1.5 million associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. This is compared to a foreign currency exchange loss of $17.2 million for the six months ended June 30, 1999 which was a direct result of the devaluation of the Real in January 1999.

         Our net income for the three months ended June 30, 2000 increased by $1.4 million to $1.9 million as compared to a net income of $465,000 for the comparable fiscal period in 1999. For the six months ended June 30, 2000, net income increased by $24.2 million to $1.9 million as compared to a net loss of $22.3 million for the comparable fiscal period in 1999.

Liquidity and Capital Resources

         During six months ended June 30, 2000 our primary cash requirements were to fund increased levels of accounts receivable, for the payment of accounts payable and to meet certain debt maturities. During six months ended June 30, 2000, we principally used cash flow from operations and equity financing to satisfy our working capital requirements. On June 30, 2000, we completed a public equity offering of 3,000,000 shares of our common stock at a price per share of $5.25. The net proceeds to us after underwriters' commissions and expenses were approximately $14.2 million and were used to repay indebtedness and for general corporate and working capital purposes.

         At June 30, 2000, we had a working capital surplus of $10.0 million compared to $45.9 million at December 31, 1999. This decrease in working capital was primarily attributable to the reclassification of convertible debt maturing within one year.

         Net cash provided from operating activities during the six months ended June 30, 2000 was $1.5 million as compared to $11.8 million in cash used in operating activities during the comparable fiscal period in 1999 and resulted primarily from an increase in net income and a decrease in inventories.

         Net cash used in investing activities was $1.9 million during the six months ended June 30, 2000 as compared to $1.9 million during the comparable fiscal period in 1999. The investments during the six months ended June 30, 2000 primarily related to the acquisition of equipment for our manufacturing operation and the purchase of equipment for our management information systems. Net cash provided from financing activities was $7.5 million during the six months ended June 30, 2000 as compared to $8.2 million provided from financing activities during the comparable fiscal period in 1999. The decrease resulted primarily from repayment of convertible notes.

         We have a revolving line of credit in the amount of $2.0 million with Eastern National Bank in Miami, Florida, with which we maintain our primary banking relationship. This credit line is secured by a lien on certain property owned by us. The credit line bears interest at a floating rate equal to prime plus two percent. As of June 30, 2000, there was $1.8 million owed under the facility. In July 2000, this facility was replaced with a $1.0 million trade finance facility with Eastern National Bank and $1.0 million working capital facility with Merrill Lynch. The new facilities are secured by liens on certain assets owned by us and by personal guarantees from our principals.

         As of June 30, 2000, we had approximately $2.4 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of June 30, 2000, we had available approximately $20.0 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

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

         Under the terms of the securitization program, we are required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at June 30, 2000, there is a contingent liability in the amount of approximately $41.3 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. We maintain an allowance for doubtful accounts on our balance sheet with respect to the sold accounts receivable.

         As of June 30, 2000, we had $13.6 million in loans from a related party. The loans bear interest at the annual rate of 10% and are payable upon demand with 90 days notice. $10.0 million of the loans are evidenced by a promissory note and, at the maker's option, can be exchanged for a convertible note, convertible at $9.25 per share, should the loan not be repaid at maturity. In connection with the loan, we issued four year warrants to purchase 300,000 shares of our common stock at a purchase price of $9.25 per share.

         In May 1999, we completed a private placement of a $10.0 million convertible debenture. The debenture is a two year 10% note convertible into our common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require us to repurchase the debenture after nine months at a price equal to 112% of the principal amount and on a quarterly basis thereafter at a price adjusted accordingly. Should the holder elect to require us to repurchase the debentures, we may repay the debentures in four equal monthly payments. If we elect not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. We issued 100,000 warrants to purchase shares of our common stock in connection with this financing and 36,000 warrants to the placement agent. In June 2000, the holders of the debentures exercised their right to require us to repurchase the debentures at a price equal to 116% of the principal amount over a four month period. In June 2000, we repurchased $2.5 million of the principal amount at the repurchase price of $2.9 million. In July 2000, a related party purchased the balance of the debentures from the holders including the rights to the 16% re-purchase premium, representing a total of $8.7 million. As a result of this transaction, we incurred a financing expense in July equal to the premium of $1.2 million. As an incentive for the related party to purchase the debentures, we adjusted the initial conversion price to $5.2925 and extended the provision whereby the holder may require us to repurchase the debentures at a premium. This provision allows the holder, at their option, to require us to repurchase to notes at an annualized premium of 16%. This option is available to the holder on a quarterly basis.

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

         In March 2000, we entered into a $10.0 million loan agreement with Gateway for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into our common stock if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of our common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions. At June 30, 2000, the outstanding balance under this loan agreement was $9.0 million.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Shareholders' Meeting was held on June 5, 2000. At the Annual Meeting, the Company's shareholders were asked to consider and vote upon the following matters:

(1) The election of five members of the Company's Board of Directors to serve until the Company's 2001 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and
(2) The ratification of the appointment of Pannell Kerr Forster PC as auditors of the Company's financial statements for the fiscal year ending December 31, 2000.
(3) To consider and vote upon a proposal to amend the Company's Articles of Incorporation to increase the Company's number of authorized shares of Common Stock from 30,000,000 to 60,000,000.

         The following five members of the Company's Board of Directors were duly elected:



            Director                   Votes For           Votes Against          Votes Abstained
--------------------------------- --------------------- --------------------- ------------------------
Georges C. St. Laurent III             13,924,343                -                    618,098
William C. St. Laurent                 13,924,343                -                    618,098
H.R. Shepherd                          14,331,733                -                    210,598
William Robin Blackhurst               14,331,733                -                    210,598
Francisco Suarez Warden                14,331,733                -                    210,598

         The results of the vote on the ratification of the appointment of Pannell Kerr Forster PC as auditors of the Company's financial statements for the fiscal year ending December 31, 2000, were as follows:

       Votes For           Votes Against        Abstentions
------------------------ ------------------- -------------------
      14,510,928               11,138              20,375

         The results of the vote on the proposal to amend the Company's Articles of Incorporation to increase the Company's number of authorized shares of Common Stock from 30,000,000 to 60,000,000:

       Votes For           Votes Against        Abstentions
------------------------ ------------------- -------------------
      14,287,608              243,681              11,152

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

Date:  August 18, 2000