Form 10-Q
period 2000-09-30
VITECH AMERICA INC
filed 2000-11-14
CIK 1021282

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2000, there were 20,504,626 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet



                                                                                            December 31,           September 30,
                                                                                               1999                    2000
                                                                                           -------------           -------------
                                                                                                                     (unaudited)
                                     Assets
Current assets
     Cash and cash equivalents                                                             $   1,024,420           $     827,168
     Accounts receivable, net                                                                 58,772,833              61,077,268
     Inventories, net                                                                         28,678,882              22,805,019
     Deferred tax asset                                                                        1,510,000               1,510,000
     Taxes receivable credits                                                                  2,468,391                 986,184
     Due from officers                                                                           179,093                      --
     Other current assets                                                                      1,321,502               6,352,513
                                                                                           -------------           -------------
                  Total current assets                                                        93,955,121              93,558,152

Property and equipment, net                                                                   24,113,528              27,956,060
Investments                                                                                    1,104,222               7,531,135
Goodwill, net                                                                                 19,097,686              18,277,216
Other assets                                                                                  10,167,620              13,352,609
                                                                                           -------------           -------------

                  Total assets                                                             $ 148,438,177           $ 160,675,172
                                                                                           -------------           -------------

                      Liabilities and Shareholders' Equity

Current liabilities
     Trade accounts payable                                                                $  25,208,408           $  13,132,557
     Accrued expenses                                                                          1,986,919               2,761,305
     Deferred tax liability                                                                      940,000                 940,000
     Notes payable - related party                                                            13,564,505              13,564,505
     Note payable                                                                                     --               9,000,000
     Convertible notes                                                                                --              31,450,000
     Convertible notes - related party                                                                --               8,700,000
     Current maturities of long-term debt                                                      1,371,757               1,324,164
     Due to officers                                                                                  --                 142,120
     Short-term debt                                                                           4,949,846               4,852,190
                                                                                           -------------           -------------
                  Total current liabilities                                                   48,021,435              85,866,841
                                                                                           -------------           -------------

Long-term liabilities
     Convertible notes                                                                        43,882,921                      --
     Long-term debt                                                                            2,808,789               1,914,805
                                                                                           -------------           -------------
                  Total long-term liabilities                                                 46,691,710               1,914,805
                                                                                           -------------           -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized, no shares issued                     --                      --
     Common stock, no par value, 60,000,000 shares authorized,
        16,345,939 and 20,464,626 shares issued and outstanding                               72,385,718              92,314,587
     Accumulated other comprehensive loss                                                    (43,541,146)            (48,651,195)
     Retained earnings                                                                        24,880,460              29,230,134
                                                                                           -------------           -------------
                  Total shareholders' equity                                                  53,725,032              72,893,526
                                                                                           -------------           -------------

                  Total liabilities and shareholders' equity                               $ 148,438,177           $ 160,675,172
                                                                                           -------------           -------------


See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                            September 30,
                                                        ---------------------------------       ---------------------------------
                                                           1999                 2000                   1999            2000
                                                        ------------        ------------        ------------         ------------
Net sales                                               $ 28,191,885        $ 26,978,507        $ 69,135,990         $ 84,466,074

Cost of sales                                             17,466,101          15,982,445          40,658,160           53,550,843
                                                        ------------        ------------        ------------         ------------

         Gross profit                                     10,725,784          10,996,062          28,477,830           30,915,231

Selling, general and administrative expenses               5,694,958           6,271,151          18,008,951           19,830,236
                                                        ------------        ------------        ------------         ------------

         Income from operations                            5,030,826           4,724,911          10,468,879           11,084,995
                                                        ------------        ------------        ------------         ------------

Other (income) expenses
     Interest expense, net                                 3,018,171           2,026,250           9,975,693            8,018,829
     Discount on sale of receivables                         556,386                  --           4,096,629                   --
     Foreign currency exchange loss (gain)                   905,689             213,514          18,102,812           (1,292,787)
                                                        ------------        ------------        ------------         ------------

         Total other expenses                              4,480,246           2,239,764          32,175,134            6,726,042
                                                        ------------        ------------        ------------         ------------

         Income (loss) before provision for
           income taxes                                      550,580           2,485,147         (21,706,255)           4,358,953

Provision for income taxes                                        --                  --                  --                9,279
                                                        ------------        ------------        ------------         ------------

                  Net income (loss)                     $    550,580        $  2,485,147        $(21,706,255)        $  4,349,674
                                                        ------------        ------------        ------------         ------------



Net income per common share - Basic:
       Weighted common shares                             14,735,147          20,215,933          14,668,819           17,654,893
       Net income (loss) per common share               $       0.04        $       0.12        $      (1.48)        $       0.25
                                                        ------------        ------------        ------------         ------------

Net income per common share - Assuming dilution:
       Weighted common shares                             14,746,423          20,215,933          14,689,105           17,654,893
       Net income (loss) per common share               $       0.04        $       0.12        $      (1.48)        $       0.25
                                                        ------------        ------------        ------------         ------------





See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                                     Nine Months Ended September 30,
                                                                                    ---------------------------------
                                                                                       1999                   2000
                                                                                    ------------         ------------
Cash flows from operating activities
     Net income / (loss)                                                            $(21,706,255)        $  4,349,674
     Adjustments to reconcile net income / (loss) to net cash
          (used) in operating activities
             Depreciation                                                              2,364,429            2,535,761
             Amortization of goodwill                                                    820,470              820,470
             Amortization of deferred costs                                                   --              452,244
             Other financing expenses                                                         --            1,341,951
             Provision for doubtful accounts                                                  --              547,370
             Provision for inventory obsolescence                                             --              (21,395)
             Changes in assets and liabilities
                  Accounts receivable                                                  6,975,661          (10,562,142)
                  Inventories                                                          8,390,439            5,677,407
                  Deferred tax asset                                                      23,122                   --
                  Other assets                                                         1,606,731           (9,325,653)
                  Trade accounts payable                                              (7,502,866)           1,503,790
                  Accrued expenses                                                    (2,539,439)             778,696
                  Due to/from officers                                                  (327,286)             321,213
                  Tax receivable credits                                              (1,263,331)           1,519,074
                                                                                    ------------         ------------
                      Net cash (used) in operating activities                        (13,158,325)             (61,540)
                                                                                    ------------         ------------
Cash flows from investing activities
     Purchases of property and equipment                                              (5,893,986)          (7,060,743)
     Other investments                                                                   160,508             (499,639)
                                                                                    ------------         ------------
                      Net cash (used) in investing activities                         (5,733,478)          (7,560,382)
                                                                                    ------------         ------------
Cash flows from financing activities
     Net (payments)/proceeds under short-term bank borrowings                        (22,145,580)              25,698
     Net (payments) of taxes payable                                                    (309,762)                  --
     Proceeds from issuance of common stock                                                   --           15,438,541
     Payment of convertible notes                                                     (4,420,915)          (4,375,156)
     Proceeds from convertible notes                                                  41,000,000                   --
     Proceeds from note payable - related party                                        7,500,000                   --
     Net  (payments) of notes payable                                                   (857,041)          (1,933,417)
                                                                                    ------------         ------------
                      Net cash provided from financing activities                     20,766,702            9,155,666
                                                                                    ------------         ------------

Foreign exchange effect on cash and cash equivalents                                          --           (1,730,996)

                                                                                    ------------         ------------
                      Net increase / (decrease) in cash and cash equivalents           1,874,899             (197,252)

Cash and cash equivalents - beginning of period                                        7,719,185            1,024,420
                                                                                    ------------         ------------
Cash and cash equivalents - end of period                                           $  9,594,084         $    827,168
                                                                                    ------------         ------------



Supplemental disclosure of cash flow information
       Cash paid during the period for
         Interest and discount on sale of receivables                               $ 13,857,322         $  6,038,801
                                                                                    ------------         ------------
         Income taxes                                                                    256,762         $         --
                                                                                    ------------         ------------
Supplemental schedule of non-cash investing and financing activities
       Payment of accounts payable and purchase of inventory
          through issuance of note payable                                          $         --         $ 10,000,000
                                                                                    ------------         ------------
       Conversion of account receivable into equity investment                      $         --         $  6,336,150
                                                                                    ------------         ------------
       Payment of accounts payable through issuance of common stock                 $         --         $  3,790,612
                                                                                    ------------         ------------
       Payment of financing expense with convertible note                           $         --         $  1,200,000
                                                                                    ------------         ------------
       Conversion of note payable and payment of financing expenses
          through issuance of 150,154 shares of common stock                        $         --         $    699,716
                                                                                    ------------         ------------



See notes to consolidated financial statements

                              Vitech America, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The consolidated financial statements as of and for the interim period ended September 30, 2000 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Operating results for the interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements for the interim periods ended September 30, 1999 and 2000 include the accounts of the Company and its subsidiary. Principally all of the Company's sales are concentrated in Brazil. During the nine month period ended September 30, 2000, the Company had net sales of approximately $10.1 million to ITC.net, an entity related through common ownership, for network equipment, software and solutions. During June 2000, the Company converted accounts receivable of $6.3 million into shares of common stock of ITC.net.

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


                                                      Three Months Ended                      Nine Months Ended
                                                        September 30,                           September 30,
                                               --------------------------------        ---------------------------------
                                                   1999                2000                1999               2000
                                               ------------        ------------        ------------         ------------

Net income (loss) for basic and diluted
  income per common share                      $    550,580        $  2,485,147        $(21,706,255)        $  4,349,674
                                               ------------        ------------        ------------         ------------

Weighted average number of shares
  for basic income per share                     14,735,147          20,215,933          14,668,819           17,654,893

Dilutive securities:
    Stock options                                     1,200                  --               5,421                   --
    Warrants                                         10,076                  --              14,865                   --
                                               ------------        ------------        ------------         ------------

Weighted average number of shares
  for diluted income per share                   14,746,423          20,215,933          14,689,105           17,654,893
                                               ------------        ------------        ------------         ------------

Net income (loss) per common share:

    Basic                                      $       0.04        $       0.12        $      (1.48)        $       0.25
    Diluted                                    $       0.04        $       0.12        $      (1.48)        $       0.25


For the interim periods ended September 30, 1999 and 2000, the effects on earnings (loss) per share of the $50,309,620 and $40,150,000 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three month and nine month periods ended September 30, 1999, there were outstanding 4,685,487 stock options and 742,418 warrants not included in the computation of diluted earnings (loss) per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the three month and nine month periods ended September 30, 2000, there were outstanding 4,857,347 stock options and 1,170,251 warrants not included in the computation of diluted earnings per share of common stock because the option exercise prices were greater than the average market price of the common shares.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                        September 30,
                                                            2000
                                                        -------------

Trade accounts receivable                               $ 65,480,465
Allowance for doubtful accounts                           (4,403,197)
                                                        ------------
        Total                                           $ 61,077,268
                                                        ------------

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

Under the terms of the securitization program, the Company is required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at September 30, 2000, there is a contingent liability in the amount of approximately $39.0 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold accounts receivable.

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

                                                         September 30,
                                                             2000
                                                         -------------

Finished goods                                            $ 7,377,703
Work in process                                               524,454
Components in the factory                                  10,520,431
Components in transit (a)                                   4,562,286
                                                          -----------
                                                           22,984,874
Allowance for obsolescence                                  (179,855)
                                                          -----------
        Total                                             $22,805,019
                                                          -----------

(a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factory in Brazil.

NOTE 5 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income is comprised of net income adjusted for foreign currency translation. For the nine months ended September 30, 1999, the Company had a comprehensive loss of $65.5 million as compared to a reporting net loss of $21.7 million. The comprehensive loss includes a cumulative translation adjustment of $43.8 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar. For the nine months ended September 30, 2000, the Company had comprehensive net loss of $0.8 million as compared to a reporting net income of $4.3 million. The comprehensive net loss includes a cumulative translation adjustment of $5.1 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar.

NOTE 6 - NOTES PAYABLE

In March 2000, the Company entered into a $10.0 million loan agreement with Gateway Companies, Inc. for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into the common stock of the Company if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of the Company's common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions. The principal balance outstanding on the loan as of September 30, 2000 was $9.0 million.

In June 2000, the holders of a principal amount of $10.0 million convertible debentures exercised their right to require us to repurchase the debentures at a price equal to 116% of the principal amount over a four month period. In June 2000, we repurchased $2.5 million of the principal amount at the repurchase price of $2.9 million. In July 2000, a related party purchased the balance of the debentures from the holders including the rights to the 16% re-purchase premium, representing a total of $8.7 million. As a result of this transaction, we incurred a financing expense in July equal to the premium of $1.2 million. As an incentive for the related party to purchase the debentures, we adjusted the initial conversion price to $5.2925 and extended the provision whereby the holder may require us to repurchase the debentures at a premium. This provision allows the holder, at their option, to require us to repurchase the notes at an annualized premium of 16%. This option is available to the holder on a quarterly basis.

NOTE 7 - SIGNIFICANT SUPPLIER

For the nine months ended September 30, 1999, no one supplier accounted for in excess of 10% of the Company's total purchases. For the nine months ended September 30, 2000, two unrelated suppliers accounted for approximately 50% of the Company's total purchases.

NOTE 8 - SHAREHOLDERS' EQUITY

On June 5, 2000, the shareholders' of the Company voted on and approved an amendment to the Company's Articles of Incorporation increasing the Company's number of authorized shares of Common Stock from 30,000,000 to 60,000,000.

On June 30, 2000, the Company completed a public equity offering of 3,000,000 shares of its Common Stock at a price per share of $5.25. The net proceeds to the Company after underwriters' commissions and expenses were approximately $14.2 million and were used to repay indebtedness and for general corporate and working capital purposes. In connection with this offering, the Company issued warrants to purchase 300,000 shares of its Common Stock at a price of $8.1375 per share. In July 2000, the underwriters' for the offering exercised their overallotment option to purchase an additional 290,000 shares of the Company's Common Stock at the purchase price of $5.25 less the underwriters' commission and expense allowance.

In July 2000, the Company completed the sale of 644,789 shares of its Common Stock to Intel Corporation Inc. The purchase price of the shares was approximately $3.6 million and was paid for with the cancellation of the Company's indebtedness to Intel. Pursuant to the terms of the sale, the Company registered the shares of Common Stock for resale.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from our consolidated statement of operations as a percentage of our consolidated net sales:


                                     Three Months Ended September 30,                      Nine Months Ended September 30,
                              ----------------------------------------------        ----------------------------------------------
                                      1999                      2000                        1999                      2000
                              -------------------        -------------------        -------------------        -------------------
Net sales                     $ 28,191,885   100%        $ 26,978,507   100%        $ 69,135,990   100%        $ 84,466,074   100%
Cost of sales                   17,466,101   61.9          15,982,445   59.2          40,658,160   58.8          53,550,843   63.4
Gross profit                    10,725,784   38.1          10,996,062   40.8          28,477,830   41.2          30,915,231   36.6
Selling, general and
  administrative expenses        5,694,958   20.2           6,271,151   23.2          18,008,951   26.1          19,830,236   23.5
Income from operations           5,030,826   17.8           4,724,911   17.5          10,468,879   15.1          11,084,995   13.1
Net interest and financing
  expense                        3,574,557   12.7           2,026,250   7.5           14,072,322   20.4           8,018,829   9.5
Foreign currency exchange
  Losses (gains)                   905,689    3.2             213,514   0.8           18,102,812   26.2         (1,292,787)  (1.5)
Net income (loss)                  550,580    2.0           2,485,147   9.2         (21,706,255)  (31.4)          4,349,674   5.2



         Net sales decreased by $1.2 million, or 4.3%, to $27.0 million for the three months ended September 30, 2000, as compared to $28.2 million for the comparable fiscal period in 1999. For the three months ended September 30, 2000, we sold approximately 18,000 personal computer units as compared to approximately 20,000 personal computer units during 1999. Such decreases were primarily attributable to significant difficulties that we experienced in the procurement of certain products for orders that we had from corporate clients, which prevented the invoicing and booking of the revenues for these orders during the period. For the nine months ended September 30, 2000, net sales increased by $15.3 million, or 22.2%, to $84.5 million as compared to $69.1 million for the comparable fiscal period in 1999. During the nine months ended September 30, 2000, we had net sales of approximately $10.1 million to ITC.net, an entity related through common ownership, for network equipment, software and solutions. We received shares of ITC.net common stock as payment for $6.3 million of these sales.

         Cost of sales during the three months ended September 30, 2000 decreased by $1.5 million to $16.0 million as compared to $17.5 million for the comparable fiscal period in 1999. The decreases in cost of sales as a percentage of net sales during the quarter was primarily attributable to our sales mix which included a higher percentage of our integrated solutions products and services. Cost of sales during the nine months ended September 30, 2000 increased by $12.9 million to $53.6 million as compared to $40.7 million for the comparable fiscal period in 1999. The increase in cost of sales as a percentage of net sales for the nine month period was attributable to the downward pressures on our unit sales prices that we have been experiencing which has exceeded decreases in component costs.

         Selling, general, and administrative expenses increased by $0.6 million, or 10.1%, to $6.3 million for the three months ended September 30, 2000, as compared to $5.7 million for the comparable fiscal period in 1999. The increase in selling, general, and administrative expenses for the quarter was primarily attributable to the increased selling expenses incurred in anticipation of increased sales. The increase in the selling, general, and administrative expenses as a percentage of net sales for the quarter was primarily attributable to the lower than anticipated sales that resulted from the difficulties in our procurement of certain products. For the nine months ended September 30, 2000, selling, general, and administrative expenses increased by $1.8 million, or 10.1%, to $19.8 million as compared to $18.0 million for the comparable fiscal period in 1999 The increase was primarily attributable to our increased level of sales. The decreases in selling, general, and administrative expenses as a percentage of net sales for the nine months ended September 30, 2000 was primarily attributable to the increased level of net sales.

         Income from operations decreased by $0.3 million, or 6.1%, to $4.7 million for the three months ended September 30, 2000, as compared to $5.0 million for the comparable fiscal period in 1999. Such decrease was primarily attributable to the decrease in sales for the period. For the nine months ended September 30, 2000, income from operations increased by $0.6 million, or 5.9%, to $11.1 million as compared to $10.5 million for the comparable fiscal period in 1999. The increase was primarily attributable to the increase in net sales. The decrease in income from operations as a percentage of net sales for the nine months ended September 30, 2000 was primarily attributable to the increases in cost of sales as a percentage of net sales.

         Interest and financing expense, net decreased by $1.6 million, or 43.3%, to $2.0 million for the three months ended September 30, 2000, as compared to $3.6 million for the comparable fiscal period in 1999. For the nine months ended September 30, 2000, interest and financing expense, net decreased by $6.1 million, or 43.0%, to $8.0 million as compared to $14.1 million for the comparable fiscal period in 1999. The decreases in interest and financing expense, net were primarily attributable to reductions in our cost of financing.

         During the three months ended September 30, 2000, we experienced a foreign currency exchange loss of $0.2 million associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. During the nine months ended September 30, 2000 we experienced a foreign currency exchange gain $1.3 million associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. This is compared to a foreign currency exchange loss of $18.1 million for the nine months ended September 30, 1999 which was a direct result of the devaluation of the REAL in January 1999.

         Our net income for the three months ended September 30, 2000 increased by $1.9 million to $2.5 million as compared to a net income of $551,000 for the comparable fiscal period in 1999. For the nine months ended September 30, 2000, net income increased by $26.1 million to $4.3 million as compared to a net loss of $21.7 million for the comparable fiscal period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000 our primary cash requirements were to fund increased levels of accounts receivable, for the payment of certain debt maturities, and the purchase of equipment. During the nine months ended September 30, 2000, we principally used cash flow from operations and equity financing to satisfy our working capital requirements. On June 30, 2000, we completed a public equity offering which resulted in the issuance of 3,290,000 shares of our common stock, including the underwriter's overallotment option, at a price per share of $5.25. The net proceeds to us after underwriters' commissions and expenses were approximately $15.4 million and were used to repay indebtedness and for general corporate and working capital purposes.

         At September 30, 2000, we had a working capital surplus of $7.7 million compared to $45.9 million at December 31, 1999. This decrease in working capital was primarily attributable to the reclassification of convertible debt maturing within one year.

         Net cash used in operating activities during the nine months ended September 30, 2000 was $62,000 as compared to $13.2 million in cash used in operating activities during the comparable fiscal period in 1999 and resulted primarily from an increase in net income and a decrease in inventories.

         Net cash used in investing activities was $7.6 million during the nine months ended September 30, 2000 as compared to $5.7 million during the comparable fiscal period in 1999. The investments during the nine months ended September 30, 2000 primarily related to the acquisition of property and equipment for expansion of our sales distribution network in Brazil, and the purchase of equipment for our management information systems. Net cash provided from financing activities was $9.2 million during the nine months ended September 30, 2000 as compared to $20.8 million provided from financing activities during the comparable fiscal period in 1999. The decrease resulted primarily from repayment of convertible notes.

         In July 2000, we replaced a revolving line of credit in the amount of $2.0 million with Eastern National Bank in Miami, Florida, with which we maintain our primary banking relationship, with a $1.0 million trade finance facility with Eastern National Bank and $1.0 million working capital facility with Merrill Lynch. The new facilities are secured by liens on certain assets owned by us and by personal guarantees from our principals. As of September 30, 2000, there was $1 million owed under these facilities.

         As of September 30, 2000, we had approximately $3.8 million in short-term borrowings from various banks in Brazil with rates of interest averaging 1.75% per month and maturing on a revolving basis. As of September 30, 2000, we had available approximately $20.0 million in unused credit facilities at various banks in Brazil at rates of approximately 1.75% per month and subject to certain collateral requirements as defined.

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

         Under the terms of the securitization program, we are required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at September 30, 2000, there is a contingent liability in the amount of approximately $39.0 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. We maintain an allowance for doubtful accounts on our balance sheet with respect to the sold accounts receivable.

         As of September 30, 2000, we had $13.6 million in loans from a related party. The loans bear interest at the annual rate of 10% and are payable upon demand with 90 days notice. $10.0 million of the loans are evidenced by a promissory note and, at the maker's option, can be exchanged for a convertible note, convertible at $9.25 per share, should the loan not be repaid at maturity. In connection with the loan, we issued four year warrants to purchase 300,000 shares of our common stock at a purchase price of $9.25 per share.

         In May 1999, we completed a private placement of a $10.0 million convertible debenture. The debenture is a two year 10% note convertible into our common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require us to repurchase the debenture after nine months at a price equal to 112% of the principal amount and on a quarterly basis thereafter at a price adjusted accordingly. Should the holder elect to require us to repurchase the debentures, we may repay the debentures in four equal monthly payments. If we elect not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. We issued 100,000 warrants to purchase shares of our common stock in connection with this financing and 36,000 warrants to the placement agent. In June 2000, the holders of the debentures exercised their right to require us to repurchase the debentures at a price equal to 116% of the principal amount over a four month period. In June 2000, we repurchased $2.5 million of the principal amount at the repurchase price of $2.9 million. In July 2000, a related party purchased the balance of the debentures from the holders including the rights to the 16% re-purchase premium, representing a total of $8.7 million. As a result of this transaction, we incurred a financing expense in July equal to the premium of $1.2 million. As an incentive for the related party to purchase the debentures, we adjusted the initial conversion price to $5.2925 and extended the provision whereby the holder may require us to repurchase the debentures at a premium. This provision allows the holder, at their option, to require us to repurchase the notes at an annualized premium of 16%. This option is available to the holder on a quarterly basis.

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

         In March 2000, we entered into a $10.0 million loan agreement with Gateway for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into our common stock if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of our common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions. At September 30, 2000, the outstanding balance under this loan agreement was $9.0 million.

         As of September 30, 2000, we had outstanding indebtedness from third party lenders of $70.8 million, of which $59.2 million is convertible into our common stock. $68.9 million of our outstanding indebtedness is due on or before September 30, 2001. We will be required to repay this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. Our ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon our future performance which will be subject to economic, financial, and other factors, many of which are beyond our control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of our control. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to our existing shareholders may result. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion programs or we may default under our existing indebtedness, any of which would harm our business. The level of our indebtedness affects:

         o        our vulnerability to adverse economic and industry;
         o our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes; and
         o the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

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

         In October 1996, Meris had advised the Company that, irrespective of the Amendment, it believed it had certain rights to an equity ownership position in the Company. In June 1998, Meris filed a law suit with the United States District Court in Arizona affirming such claim against the Company. While the Company believes such claims are without merit, Georges C. St. Laurent III and William C. St. Laurent have agreed to settle such equity claims, should the need arise, from their personal share holdings. Expenses associated with defending this claim are incurred as an expense by the Company. In November 1999, the Company filed a motion for dismissal of the case reiterating the Company's position that it had complied with all the terms of the loan agreement between the Company and Meris and any amendment thereto. The court initially decided not to rule on the Company's motion for dismissal until the Company has entered into settlement discussions with Meris in an attempt to reach a settlement on the case. The Company was unsuccessful in reaching an agreeable settlement with Meris during such court suggested settlement discussions, and has since pursued its motion filed for the dismissal of the case. The court has denied the Company's motion for dismissal of the case and has scheduled the case for jury trial to begin in December 2000. The Company will rigorously defend its position in such trial.

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

Vitech America, Inc.

By:  /s/ Edward A. Kelly
     -------------------------------------------
Edward A. Kelly
Chief Financial Officer
(authorized officer and chief accounting officer)


Date:  November 14, 2000