Form 10-K405
period 2000-12-31
VITECH AMERICA INC
filed 2001-04-02
CIK 1021282

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $12.6 million.

         As of March 30, 2001 there were 20,534,626 shares of the Common Stock of the Company, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1. BUSINESS

         In this report, the terms "company," "Vitech," "we," "us," and "our" refer to Vitech America, Inc., a Florida corporation, and, unless the context otherwise requires, "common stock" refers to the common stock, no par value, of Vitech America, Inc.

OVERVIEW

         We are a leading manufacturer and marketer of computer products, peripherals and software to business, governmental and individual clients in Brazil. Our diversified family of products includes desktop personal computers, notebook personal computers, workstations, network servers, networking equipment, peripherals and software. We offer our own branded products and are the exclusive distributor of Gateway computer products in Brazil.

         We also provide integrated information technology solutions for our corporate and governmental customers. We recently introduced a group of integrated solutions for specific vertical markets in response to the growing need for client-server distributed computing solutions in Brazil. These turn-key business solutions include computer and networking hardware, software, Internet connectivity and support services.

INDUSTRY OVERVIEW

         Demand for personal computers and business systems integration products in Brazil has increased significantly over the last seven years. Prior to 1993, the market for computer products in Brazil was closed to foreign competition, protected from foreign imports and reserved for Brazilian companies. During this period of protection, the demand for computers was left largely unfulfilled, resulting in pent-up demand for information technology products, including personal computers and servers.

         The installed base of personal computers in Brazil is approximately 50 per 1,000 inhabitants, as compared to approximately 595 per 1,000 in the United States and approximately 170 per 1,000 in the countries of Southern Europe. The majority of the growth of personal computer sales in Brazil is coming from the first time personal computer buyer as opposed to the second or third generation personal computer buyer. First time personal computer buyers generally require more customer interaction at the time of sale and direct personal contact.

         Businesses and governmental agencies in Brazil have been typically underserved for their information management needs. This has historically been due to the low level of business automation at these entities and the unavailability and cost prohibitiveness of information technology solutions. Such entities increasingly require a complete, single-source solution for their integrated business information requirements.

STRATEGY

         Our goal is to be the leading manufacturer and marketer of personal computer products and turn-key information technology solutions in Brazil and South America. The key elements of our strategy to accomplish this goal are the following:

     o DIRECT MARKETING. We believe that our national direct sales strategy affords us significant competitive advantages. We market our products and services directly to end-users primarily through commissioned representatives, our own retail stores, focused account teams in government and corporate markets, and Internet commerce. Our national network of over 250 active representatives directly targets small business and consumer users and provides for the efficient gathering of credit information. Our 15 company-owned retail stores feature a diversified selection of our products and services and affords a person to person interaction with end-users. Our internal direct sales staff focuses on selling our products and services directly to business and governmental clients. Our website was designed specifically for the Brazilian market allowing for high speed and efficient product purchases. We believe this direct sales strategy helps us maintain competitive pricing by avoiding the traditional costs associated with third party distribution channels.

     o BRAND DEVELOPMENT. We intend to continue to develop our brand and trade names in support of our direct marketing efforts. We believe that our efforts should enhance the awareness of our brands among the end-users of information technology and enable us to expand the penetration of our products and services. We believe that using the strength of the Microtec brand should allow for the entry of new brands that we may introduce into the market.

     o ENHANCED PRODUCT OFFERINGS. We seek to leverage our business and governmental customer base to sell such customers our leading-edge information technology solutions. As part of this strategy, in 1999 we introduced MICROTEC DIGITAL WORLD, a series of new integrated solution products. We will continue to promote to our existing customers enhanced value added services to serve the growing need for business process automation solutions in Brazil.

     o CUSTOMER FINANCING. We believe that the lack of available credit to consumers is a significant barrier for selling computer products in Brazil. In response to this need, we offer the ability for our customers to purchase our products on credit through our proprietary credit system. All installment sales to customers are conducted in accordance with a proprietary credit approval process that has been developed by us based upon our experience in the Brazilian market. Our system permits us to capture comprehensive credit history that allows for rapid and high-quality credit decisions. We believe this credit approval process significantly enhances our access to potential customers.

     o NEW MARKET EXPANSION. We believe that there are opportunities to market our products and services in other South American countries.

PRODUCTS

INFORMATION TECHNOLOGY SOLUTIONS

         We have created a family of information technology solutions in Brazil. Our service offerings feature standard and customized solutions for business and governmental clients. The solutions contain components of hardware, software, Internet connectivity, installation, training, support and administration.

         MICROTEC DIGITAL WORLD

         MICROTEC DIGITAL WORLD is a group of solutions tailored to specific vertical markets. Our solutions are directed toward strategically chosen markets where we have a traditional presence and a known customer base and provide a single source approach. The MICROTEC DIGITAL WORLD solutions include:

     o MICROTEC EDUCATIONAL is our fully integrated enterprise resource planning solution for public and private schools in Brazil. The solution includes web-based administration and teaching software which improves the efficiency of operations and teaching by facilitating data management and the interchange of information. This solution targets the approximately 100,000 public and private schools in Brazil.

     o SMART CITY is an integrated solution directed at the administrative and fiscal management of the approximately 5,500 municipal governments in Brazil. We developed this solution in response to the Brazilian government mandate that all municipal governments' processes be automated.

     o SMART HEALTH is a web-based solution for managing healthcare systems in Brazil. The solution can be used for systems ranging from small clinics to large public hospitals. It uses a hybrid set of tools, including smart card technology, and web-based tools to provide for simplified and convenient client scheduling, as well as health care management. There are over 50,000 health clinics and medical offices as well as over 7,700 hospitals in Brazil.

     o RETAIL AUTOMATION targets retail establishments such as supermarkets, pharmacies, and gas stations. It provides sales checkout automation and control of inventory at the point of sale.

         CUSTOMIZED SOLUTIONS

         As a developing country migrating from a mainframe system-dominant environment, Brazil has an increasing demand for distributed computing solutions. Many of our system integration customers do not yet have the expertise to design complex systems. In response, we assembled our own business systems integration team that supplies technical expertise to design customized turn-key business solutions, including local and wide area networks, for our corporate and government customers.

COMPUTER SYSTEMS

         We are a vertically integrated computer manufacturer and direct marketer based in Brazil. We offer a full line of computer products from low-end workstations to high-end multimedia workstations and powerful multi-processor servers.

Our products include desktop and notebook personal computers, workstations, network servers, peripherals, and software. We offer our products under the Microtec Vision, Microtec Mythus, Microtec Quest, Microtec Spalla and Microtec Vesper names. Also, we have established relationships with leading information technology developers. We are a direct OEM supplier of Microsoft products, and are a Microsoft Solutions Provider for database, network and connectivity solutions.

ENGINEERING AND PRODUCT DEVELOPMENT

         Our 20 person engineering department is responsible for designing products, producing the technical specifications for components required for manufacture, training personnel, line engineering, and quality control/quality assurance programs. The engineering group constructs the bill of materials of components that are required for manufacture and designs the manufacturing line so that the tasks can be undertaken reliably within the capabilities of our specially trained labor force. Our engineering group also participates in the design of customized business solutions for our business and governmental clients.

SALES CHANNELS

     Our primary channels of distribution are as follows:

o NETWORK REPRESENTATIVES. Network representatives, working through regional managers who control 60 regions covering Brazil, sell house-to-house and office-to-office. These network representatives work as independent contractors on a strict commission basis and use our retail stores as regional distribution hubs. Prior to becoming active, our network representatives participate in a sales and technical training program administered by us and designed to insure consistency in marketing.

o DIRECT SALES TEAMS. We have established a sales team that is focused on selling our products and services directly to business and governmental customers.

o COMPANY-OWNED RETAIL STORES. Our own retail stores are located in important strategic markets in Brazil. In addition to facilitating direct sales to end-users, these stores serve as regional distribution and support centers. Our stores also feature sales personnel promoting our integrated information technology solutions for corporate and government customers.

o TELEMARKETING. Our 15 telemarketing personnel sell our products direct to consumer end-users and market our products to small resellers. In addition to generating sales to end-users, this channel also serves as a lead-generator for network representatives and our direct sales staff.

o INTERNET SALES. We have an online store for selling our computer products and services. During 1999, we introduced a program for business-to-business sales, where clients are given specific home pages to facilitate their specific purchasing needs.

         In addition, we provide post sales technical support for our products. This support is provided by our network representatives and direct sales team and includes on-site servicing for corporate and government clients. Additionally, we offer a telephone support service to respond to customer inquires.

CUSTOMER FINANCING

         Financing is an important component of our operations. Before extending credit to a prospective customer, we thoroughly analyze the credit history and ability to pay of such prospective customer. We have developed specific credit analysis procedures for individual and business customers.

         Individuals wishing to make a purchase utilizing installment sale agreements are required to fill out a standard form where the applicant provides certain information, including income, taxpayer registration number, address, age and bank references. In addition to this information, we require proof of income or employment, residence and the identity information issued by the Brazilian government. Our credit manual also provides for alternative requirements based on the applicant's profession and income stream.

         Business entities seeking credit are subject to a similar credit analysis. As with individuals, credit applications are processed and reviewed directly by us in accordance with our credit manual. Business customers are required to fill out a standard form in which they must disclose organizational information, such as the nature of business, taxpayer registration number, and commercial and banking references, business customers must also submit copies of documents such as financial statements, corporate organizational documents and taxpayer registration card.

MANUFACTURING

         Our manufacturing facility consists of a modern 160,000 square foot leased facility in northern Brazil. We have a manual and an automated production line that together have the capacity to produce over 15,000 units per month and we currently employ over 300 factory workers.

         Operating in the Brazilian market requires logistics and materials handling experience in order to overcome the infrastructure challenges of Brazil. We maintain an integrated manufacturing requirements planning system which helps to optimize our investments in inventory. We source components directly from manufacturers and distributors in Asia and the United States. Virtually all of the products that we purchase are received and consolidated in containers at our U.S. facility for sea or air freight to our facility in Brazil. Components are then shipped to our manufacturing facility in Brazil on a coordinated basis to allow production goals to be met in accordance with our sales objectives. Our material requirements planning system allows us to track and control components throughout the entire procurement process.

         We address quality assurance at all stages of the manufacturing process. We have implemented a total quality program at our manufacturing facility and have an ISO-9001 process certification. Incoming components receive a physical damage inspection upon receipt and again at the start of the production process. A statistical sampling of components in every category is electronically tested prior to assembly. Each complete unit is then functionally tested at the end of the production process to demonstrate that all components are engaged and fully operational. Thereafter, each complete unit is subject to a burn-in test.

         During 1999, we received governmental approval to be able to transfer shipments within 24 hours from the port of entry in Brazil to our own in-bond facility at our manufacturing facility. Under this program, we are allowed immediate use of the product and a deferment of import duties and fees by up to 30 days. We maintain a fleet of tractor-trailers and a fleet of vans and trucks for delivery of finished goods to our distribution points and to end-users.

         In January 2001, we experienced a fire at our factory located in the Brazilian state of Bahia. The fire affected our primary manufacturing lines and caused an interruption of our productive capacity for three days until we were able to establish temporary manufacturing lines in our other facility. Although our productive capacity has been returned, we have experienced difficulty replacing inventory items that require long lead times and require a lengthy importation process into Brazil which has affected the timing for delivery of our orders. We have filed an insurance claim for approximately $8.5 million including $1 million for business interruption. The claims process is lengthy and its final outcome cannot be predicted with certainty. As of March 20, 2001, we have received advances of approximately $6 million toward the claim. We believe the insurance claim will be sufficient to cover the lost assets, however we are still evaluating the full extent of the business interruption damages.

COMPETITION

         The manufacturing and distribution of computer equipment and related products is highly competitive and requires substantial capital. We compete with, and will compete with, numerous international, national, and regional companies, many of which have significantly larger operations and greater financial, marketing, human, and other resources than us, which may give such competitors competitive advantages, including economies of scale and scope. Competitors include internationally recognized companies such as IBM, Acer, Dell, Hewlett Packard and Compaq. Additionally, we compete with internationally recognized systems integrators such as IBM, EDS and Unisys. Competition is based on price, product quality, customer support and the ability to deliver products in a timely fashion.

         In addition, we compete with other manufacturers of computer equipment sold on what is known as the "gray market" in Brazil. Such manufacturers are able to sell such equipment at prices that are often significantly lower than those offered by us and other legitimate manufacturers because of the avoidance of import duties, taxes, and software licensing fees.

BACKLOG

         Our backlog as of December 31, 2000 was approximately $18.0 million. We expect to ship our entire current backlog within our current fiscal year. Variations in the magnitude and duration of contracts received by us and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Since customers may cancel or reschedule deliveries, backlog may not be a meaningful indicator of future financial results.

EMPLOYEES

         As of December 31, 2000, we employed approximately 800 persons, including 3 executive officers, 30 executive personnel, 20 engineering personnel, and 120 administrative personnel. We believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

         We lease from an unaffiliated landlord approximately 23,000 square feet of corporate office and warehouse space in Miami, Florida pursuant to a lease which expires in March 2005, at an approximate annual rent of $146,000.

         We lease approximately 15,000 square feet of office space in Sao Paulo, Brazil pursuant to a month to month lease of approximately $12,250. We have an option to renew for up to three more years and are currently evaluating the renewal of the lease. We lease approximately 160,000 square feet of manufacturing and administrative space in Ilheus, Brazil pursuant to a lease which expires in September 2001, with an option to renew for up to three years, for an annual rent of approximately $42,000. We are currently evaluating the renewal of such lease and the possible purchase of the facility. In addition, we lease warehouse and retail space in Recife and Belo Horizonte, Brazil.

         We believe that in the event that the lease with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

         In addition to the facilities discussed above, we own, for investment purposes, two undeveloped parcels of land near Ilheus, Brazil. We do not plan to make material capital expenditures or improvements with respect to properties during this year.

LEGAL PROCEEDINGS

         On October 28, 1995, Meris Financial Incorporated entered into a loan agreement with us pursuant to which Meris made available a loan to us in the principal amount of $2.0 million. The loan was to mature on October 28, 1997 and bore interest at a rate of 12% per annum payable monthly. The loan was secured by our assets exclusive of inventory and receivables. In connection with the loan, Meris received a guarantee by Georges St. Laurent III, our Chairman of the Board and Chief Executive Officer, and by William C. St. Laurent, our President and Chief Operating Officer, and his wife, Wendy St. Laurent, a stock pledge agreement by such parties, a collateral assignment of various rights of the St. Laurents as well as assignments of life insurance policies on the lives of Messrs. St. Laurent. The note was convertible into approximately 4.7% of the shares of our common stock. In addition, certain options were provided to Meris which afforded them the right to purchase up to an aggregate of 5% of our capital stock. On July 20, 1996, we and Meris entered into an amendment of the loan agreement pursuant to which we were obligated to make principal and interest payments during the period between July 20, 1996 and by November 1, 1996, with the remaining principal balance to be paid on November 1, 1996. In connection with the amendment, the conversion rights provided by the note and the options were cancelled provided all payments of principal and interest under the note are made as set forth above. We made all payments in accordance with such amendment and on October 30, 1996, repaid the note in full.

         In October 1996, Meris had advised us that, irrespective of the amendment, it believed it had certain rights to an equity ownership position in us. In February of 1998, Meris filed a UCC-3 in our favor releasing any claim that Meris had on our assets as a result of a UCC-1 filed when Meris entered into the loan agreement with us. In June 1998, Meris filed a law suit with the United States District Court in Arizona affirming such claim against us. While we believe such claims are without merit, Georges C. St. Laurent III and William
C. St. Laurent have agreed to settle such equity claims, should the need arise, from their personal share holdings. In November 1999, we filed a motion for dismissal of the case stating that we had complied with all the terms of the loan agreement between us and Meris and any amendment thereto. The court initially decided not to rule on our motion for dismissal until we entered into settlement discussions with Meris in an attempt to reach a settlement on the case. We were unsuccessful in reaching an agreeable settlement with Meris during such court suggested settlement discussions, and we have since pursued our motion filed for the dismissal of the case. The court has denied our motion for dismissal of the case and has scheduled the case for jury trial to begin in June 2001. We will rigorously defend our position in such trial.

         On March 9, 2001, we filed a lawsuit against Gateway Companies, Inc. in the United States District Court for the Southern District of Florida for fraud, negligent misrepresentation and breach of contract. We believe that Gateway fraudulently induced us to enter into the September 1999 convertible loan agreement. In particular, Gateway represented to us that it would make certain investments in Vitech according to a capital plan presented by us to Gateway, provide savings in cost of goods sold, and provide us with use of the Gateway brands and trademarks, among other things. During the term of the relationship, we believe that Gateway is and has been in breach of these contractual obligations.

         Gateway has responded to our lawsuit in Miami with a separate lawsuit filed in New York claiming that we are in default on $41 million of the loans made to us. We believe the Gateway suit is without merit and we are asking the court by way of our suit that the loan agreements be set aside until our claims are resolved. We are in discussions with Gateway in an attempt to settle the dispute. If we fail to reach an amicable settlement of the dispute, it could cause cross defaults on our other debt obligations and may cause some of our senior secured creditors to act on their collateral which would have a material adverse effect on us.

         Other than as discussed above and other than in the ordinary course of our business, we know of no other material litigation or claims pending, threatened, or contemplated to which we are or may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is traded on The Nasdaq National Market under the symbol: VTCH. The following table sets forth, for the period indicated, the high and low sales price for our as reported in the consolidated transaction reporting system. The information set forth in this table has been adjusted to reflect our 10% common stock dividend that was distributed on July 27, 1998.

                                                 HIGH             LOW
                                                 ----             ---
      FISCAL YEAR 1999:
          Quarter ended March 31               $ 15.50           $ 8.00
          Quarter ended June 30                $ 12.75           $ 7.88
          Quarter ended September 30           $ 12.88           $ 6.88
          Quarter ended December 31            $ 10.00           $ 6.00

      FISCAL YEAR 2000:
          Quarter ended March 31                $ 8.50           $ 4.88
          Quarter ended June 30                 $ 6.91           $ 4.38
          Quarter ended September 30            $ 5.56           $ 3.56
          Quarter ended December 31             $ 4.50           $ 2.19

         As of March 28, 2001, the last sale price of our common stock as reported by the Nasdaq National Market was $1.094.

HOLDERS

         As of March 28, 2001 there were approximately 2,684 holders of record of our common stock.

DIVIDENDS

         On June 15, 1998, we declared a 10% common stock dividend. The dividend was distributed on July 27, 1998 to holders of record of our common stock as of July 13, 1998. Other than this dividend, we have not declared or paid any dividends on our common stock since inception nor do we intend to pay any cash dividends to our shareholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the discretion of our board of directors and will depend upon our earnings, capital requirements, and financial position, the general economic conditions, and other pertinent factors.

         For the foreseeable future, we do not intend to distribute any retained earnings from our primary operating subsidiary, Microtec, to the U.S. parent company, Vitech America, Inc., but intend to reinvest such earnings, if any, in the development and expansion of our businesses. Up to now, substantially all of our retained earnings on a consolidated basis have been attributable to our Brazilian subsidiaries including Microtec. Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that we meet certain budgeted production goals. We are not exempted from the payment of a federal social contribution tax of approximately 9% of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 32%. Tax exemption benefits cannot be distributed as dividends to the U.S. parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1998, 1999, and 2000, our tax exemption benefits amounted to approximately $5,600,000 ($0.42 per share), $0, and $1,572,000 ($0.09 per share)
respectively.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                                  Year Ended December 31,
                                   ---------------- ---------------- ----------------- ----------------- ----------------
                                          1996             1997              1998              1999             2000
                                   ---------------- ---------------- ----------------- ----------------- ----------------
    Net sales                         $ 73,321,398    $ 117,537,403     $ 195,334,579     $ 100,423,084    $ 115,817,590
    Cost of sales                       53,470,340       76,813,191       115,630,389        59,655,561       72,256,316
    Gross profit                        19,851,058       40,724,212        79,704,190        40,767,523       43,561,274
    Selling, general and
      administrative expenses            8,083,287       18,167,737        41,586,843        28,496,987       26,741,064
    Income from operations              11,767,771       22,556,475        38,117,347        12,270,536       16,820,210
    Interest and financing
      expense, net                       2,310,704        6,011,396        17,357,001        17,127,358       10,611,921
    Other expense (income)                      --               --                --        (2,719,065)              --
    Foreign currency exchange
      loss (gain)                          547,077        2,665,224         1,603,670        19,009,336         (674,900)
    Net income (loss)                    8,230,588       12,792,261        17,862,012       (21,103,093)       7,033,922

    Earnings (loss) per common
      share - basic (1)                      $0.90            $1.07             $1.36           $(1.42)           $ 0.38

    Earnings (loss) per common
      share - diluted (1)                    $0.85            $1.06             $1.34           $(1.42)           $ 0.38


   ----------------
(1) See note 2 to our consolidated financial statements for a determination of the shares used in computing basic and diluted earnings (loss) per share.




BALANCE SHEET DATA:

                                                                     As of December 31,
                                   ----------------------------------------------------------------------------------------
                                       1996              1997               1998               1999              2000
                                   --------------    --------------     --------------    ---------------    --------------
    Current assets                 $  41,959,441     $ 121,939,015      $ 147,179,591     $   93,955,121     $  79,757,928
    Working capital (deficit)         31,873,405        82,555,097         70,174,161         45,933,686        (6,459,391)
    Total assets                      47,376,586       155,504,902        195,666,975        148,438,177       159,583,549
    Long-term liabilities              1,757,367        61,085,153         16,440,190         46,691,710         1,697,279
    Total liabilities                 11,843,403       100,469,071         93,445,620         94,713,145        87,914,598
    Shareholders' equity (1)          35,533,183        53,608,389        102,221,355         53,725,032        71,668,951

--------------
(1) Restrictions presently exist on the ability of the Company's subsidiary to distribute dividends derived from certain tax exemption benefits. See the Notes to the Company's Financial Statements contained elsewhere in this report.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from the Company's statement of operations as a percentage of the Company's consolidated net sales:

                                                                      Year Ended December 31,
                                         -----------------------------------------------------------------------------------
                                                   1998                          1999                        2000
                                         -------------------------     -------------------------    ------------------------
Net sales                                  $ 195,334,579   100%         $ 100,423,084    100%        $ 115,817,590   100%
Cost of sales                                115,630,389   59.2            59,655,561    59.4           72,256,316   62.4
Gross profit                                  79,704,190   40.8            40,767,523    40.6           43,561,274   37.6
Selling, general and
  administrative expenses                     41,586,843   21.3            28,496,987    28.4           26,741,064   23.1
Income from operations                        38,117,347   19.5            12,270,536    12.2           16,820,210   14.5
Net interest and financing expense            17,357,001    8.9            17,127,358    17.1           10,611,921    9.2
Other expense (income)                                --     --            (2,719,065)   (2.7)                  --     --
Foreign currency exchange losses (gain)        1,603,670    0.8            19,009,336    18.9             (674,900)  (0.6)
Net income (loss)                             17,862,012    9.1%          (21,103,093)  (21.0)%          7,033,922    6.1%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         Net sales increased by $15.4 million, or 15.3%, to $115.8 million for 2000, as compared to $100.4 million for 1999. For 2000, we sold approximately 75,000 personal computer units as compared to approximately 71,000 personal computer units during 1999. Such increases were primarily attributable to the improved economic conditions in Brazil which resulted in an increased demand for our products. Also attributable to the increases were the expansion of our service based revenues and our sales of integrated systems and technology solutions which accounted for approximately 20% of sales during 2000 as compared to less than 10% in 1999. During 2000, we had net sales of approximately $11.0 million to ITC.net, an entity that we have a minority interest in and is related through common ownership, for network equipment, software and solutions. We received shares of ITC.net common stock as payment for $5.9 million of these sales.

         Cost of sales during 2000 increased by $12.6 million to $72.3 million as compared to $59.7 million for 1999. The increase in cost of sales as a percentage of net sales during the year was primarily attributable to the downward pressures on our unit sales prices that we have been experiencing which has exceeded decreases in component costs. Our average unit sales price decreased from about $1,350 at the end of 1999 to about $1,150 for 2000.

         Selling, general, and administrative expenses decreased by $1.8 million, or 6.3%, to $26.7 million for 2000, as compared to $28.5 million for 1999. The decrease in selling, general, and administrative expenses for the year was primarily attributable to the execution of an expense reduction plan in 2000 and improvements in our efficiency as a result of investments in information technology systems. The decrease in the selling, general, and administrative expenses as a percentage of net sales for the year was primarily attributable to our improved efficiency which enabled us to generate an increased level of net sales with a lower level of selling, general, and administrative expenses.

         Income from operations increased by $4.5 million, or 36.6%, to $16.8 million for 2000, as compared to $12.3 million for 1999. The increase was primarily attributable to the increase in net sales. The increase in income from operations as a percentage of net sales for 2000 was primarily attributable to the decreases in selling, general, and administrative expenses as a percentage of net sales.

         Interest and financing expense, net decreased by $6.5 million, or 38%, to $10.6 million for 2000, as compared to $17.1 million for 1999. The decrease in interest and financing expense, net was primarily attributable to reductions in our cost of financing.

         During 2000, we experienced a foreign currency exchange gain of $675,000 associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. This is compared to a foreign currency exchange loss of $19.0 million for 1999 which was a direct result of the devaluation of the REAL in January 1999.

         Our net income for 2000 increased by $28.1 million to $7.0 million as compared to a net loss of $21.1 million for 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         Net sales decreased by $94.9 million, or 48.6%, to $100.4 million for 1999, as compared to $195.3 million for 1998. For 1999, we sold approximately 71,000 personal computer units as compared to approximately 110,000 personal computer units during 1998. Such decreases were primarily attributable to the devaluation of the REAL in the first quarter of 1999 and the resulting unfavorable business conditions in Brazil. Also, after the devaluation, we adjusted the sale prices of our products in REALS upward and maintained them indexed to the U.S. Dollar. This resulted in our products becoming more expensive in the Brazilian currency which contributed to reduced demand for our products.

         Cost of sales during 1999 decreased by $55.9 to $59.7 million as compared to $115.6 million for 1998. The increase as a percentage of net sales was attributable to the downward pressures on our unit sales prices as expressed in U.S. Dollars which exceeded decreases in component costs. Our average unit sales price decreased from approximately $2,000 at the beginning of 1999 to approximately $1,350 at the end of 1999.

         Selling, general, and administrative expenses decreased by $13.1 million, or 31.5%, to $28.5 million for 1999, as compared to $41.6 million for 1998. The decrease was primarily attributable to the devaluation of the REAL which reduced these expenses in U.S. Dollar terms and the elimination of redundant positions. Selling, general, and administrative expense as a percentage of net sales was 28.4% for 1999, compared to 21.3% for 1998. Such increase was primarily attributable to the reduced level of net sales.

         Income from operations decreased by $25.8 million, or 67.8%, to $12.3 million for 1999, as compared to $38.1 million for 1998. Such decrease was primarily attributable to the decrease in sales. Income from operations as a percentage of net sales decreased to 12.2% for 1999 from 19.5% for 1998. This decrease was primarily attributable to the increase in selling, general, and administrative expense as a percentage of net sales.

         Interest and financing expense, net decreased by $229,643, or 1.3%, to $17.1 million for 1999, as compared to $17.4 million for 1998. Interest and financing expense as a percentage of net sales increased to 17.1% for 1999 from 8.9% for 1998. This increase was primarily attributable to discounts on the sale of accounts receivable to third parties and our increased use of debt financing to support our working capital needs and the increased costs of this financing.

         Other income for 1999 was $2.7 million as compared to zero for 1998. This consisted of a gain on the sale of certain assets of Bahiatech unrelated to current operations to an unaffiliated third party.

         During 1999, we experienced a foreign currency exchange loss of $19.0 million, or 18.9% of net sales, associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. Of this amount, $17 million is related to the writedown of our residual interest in an accounts receivable securitization This is compared to a foreign currency exchange loss of $1.6 million, or 0.8% of net sales for 1998. The increase was a direct result of the devaluation of the REAL. At December 31, 1999, the commercial market rate for the REAL was R$1.802 per U.S.$1.00 as compared to R$1.2090 per U.S.$1.00 at December 31, 1998.

         We experienced a net loss for 1999 of $21.1 million as compared to net income of $17.9 million for 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 2000 our primary cash requirements were to finance accounts receivable, for the payment of certain debt maturities, and the purchase of equipment. During 2000, we principally used cash flow from operations and equity financing to satisfy our working capital requirements. On June 30, 2000, we completed a public equity offering which resulted in the issuance of 3,290,000 shares of our common stock, including the underwriter's overallotment option, at a price per share of $5.25. The net proceeds to us after underwriters' commissions and expenses were approximately $15.3 million and were used to repay indebtedness and for general corporate and working capital purposes.

         At December 31, 2000, we had a working capital deficit of $6.5 million compared to a working capital surplus of $45.9 million at December 31, 1999. This decrease in working capital was primarily attributable to the reclassification of convertible debt maturing within one year.

         Net cash provided from operating activities during 2000 was $4.8 million as compared to $21.1 million in cash used in operating activities during 1999 and resulted primarily from an increase in net income and a decrease in inventories.

         Net cash used in investing activities was $10.7 million during 2000 as compared to $9.2 million during 1999. The investments during 2000 primarily related to the acquisition of property and equipment for expansion of our sales distribution network in Brazil, the purchase of equipment and software for our management information systems, and the development and acquisition of software code for resale in our solutions product offerings. Net cash provided from financing activities was $6.8 million during 2000 as compared to $24.1 million provided from financing activities during 1999. The decrease resulted primarily from a reduction in our financing needs and repayments of convertible notes and bank lines of credit.

         In July 2000, we replaced a revolving line of credit in the amount of $2.0 million with Eastern National Bank in Miami, Florida, with which we maintain our primary banking relationship, with a $1.0 million trade finance facility with Eastern National Bank and $1.0 million working capital facility with Merrill Lynch. The new facilities are secured by liens on certain assets owned by us and by personal guarantees from our principals. As of December 31, 2000, there was $991,000 owed under Merrill Lynch facility and a contingency of approximately $610,000 for letters of credit opened under the Eastern National Bank Facility.

         As of December 31, 2000, we had approximately $1.6 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of December 31, 2000, we had available approximately $2.0 million in unused credit facilities at various banks in Brazil at rates of approximately 2% per month and subject to certain collateral requirements as defined.

         In October 1999, the holders of convertible notes in the principal amount of $3.6 million exercised their put right to require us to repurchase the notes at 120% of the principal amount. In November 1999, we began to repay the notes in accordance with their terms over a four month period. We repaid the notes in full during the first quarter of 2000.

         In April 1998, we formed an independently owned special purpose securitization entity that was established solely to participate in a $150.0 million accounts receivable securitization program. We formed the special purpose entity to acquire and hold designated accounts receivable from us and to issue collateralized notes to third party investors. Through December 1998, we sold approximately $140.0 million of our accounts receivable to this entity under the program. As a result of the devaluation of the REAL in January 1999, the securitization program became in default. While the program remains in default, we are not allowed to transfer additional accounts receivable to the special purpose entity other than pursuant to our repurchase obligation under the program. The program remains in default and we do not believe that it will be a viable financing source for us in the future.

         Under the terms of the securitization program, we are required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at December 31, 2000, there is a contingent liability in the amount of approximately $36.9 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. We maintain an allowance for doubtful accounts on our balance sheet with respect to the sold accounts receivable.

         As of December 31, 2000, we had $22.3 million in loans from a related party. $6.9 million of the loans are evidenced by a promissory note, bear interest at the annual rate of 10%, are payable upon demand with 90 days notice and, at the maker's option, can be exchanged for a convertible note, convertible at $9.25 per share, should the loan not be repaid on demand. In connection with the loan, we issued four year warrants to purchase 300,000 shares of our common stock at a purchase price of $9.25 per share. $6.7 million of the loans bear interest at the annual rate of 10%, are payable upon demand with 90 days notice, and are collateralized by a security interest in all of our assets including the stock of our operating subsidiary in Brazil. $8.7 million of the loans are convertible notes bearing interest at the annual rate of 10%, maturing in May 2001, and convertible into shares of our common stock at $5.29, subject to adjustment in certain events. These notes are more fully described in the following paragraph.

         In May 1999, we completed a private placement of a $10.0 million convertible debenture. The debenture is a two year 10% note convertible into our common stock at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require us to repurchase the debenture at a premium price equal to an annualized rate of 116% of the principal amount. Should the holder elect to require us to repurchase the debentures, we may repay the debentures in four equal monthly payments. If we elect not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. We issued 100,000 warrants to purchase shares of our common stock in connection with this financing and 36,364 warrants to the placement agent. In June 2000, the holders of the debentures exercised their right to require us to repurchase the debentures at a price equal to 116% of the principal amount over a four month period. In June 2000, we repurchased $2.5 million of the principal amount at the repurchase price of $2.9 million. In July 2000, a related party purchased the balance of the debentures from the holders including the rights to the 16% re-purchase premium, representing a total of $8.7 million. As a result of this transaction, we incurred a financing expense in July equal to the premium of $1.2 million. As an incentive for the related party to purchase the debentures, we adjusted the initial conversion price to $5.29 and extended the provision whereby the holder may require us to repurchase the debentures at a premium. This provision allows the holder, at their option, to require us to repurchase the notes at an annualized premium of 16%. This option is available to the holder on a quarterly basis.

         In September 1999, we formed a strategic alliance with Gateway which resulted in a $31.0 million investment by Gateway. Pursuant to a convertible loan agreement, the investment was in the form of a 10% Convertible Promissory Note. The note bears interest at 10% per annum with interest payable quarterly. The note matured on March 16, 2001. The Note is initially convertible at $11.02 subject to adjustment. Each of William C. St. Laurent and Georges C. St. Laurent, III, our President and Chief Executive Officer, have personally guaranteed $11.0 million of the note. We also granted an option, exercisable at our election, to acquire certain exclusive territorial rights in Brazil, and other rights, from Gateway. For this option, we issued 538,284 shares of our common stock to Gateway.

         We have also granted an option to Gateway, exercisable until September 16, 2001, to engage in the following transactions with us: (i) extend an additional $40.0 million convertible loan to us on the same terms and conditions as the initial $31.0 million note, with a conversion price equal to the lower of
(x) $11.02 per share or (y) a 20% premium over the then market value of our common stock as defined in the agreement and/or (ii) enter into a merger agreement whereby our shareholders have the option to (x) exchange their shares for $14.00 per share in cash or (y) receive one share of a new callable and putable common stock. The new stock shall have a call provision whereby Gateway will have the right to call 100%, but not less than 100% of the new stock, including all vested options, which it does not already own, at a price which shall be determined by our performance. The new stock shall also have a put provision whereby the new stockholders will have the right to put annually to Gateway 100%, but not less than 100% of their new stock, including all vested dilutive options and warrants, at a price which shall be determined by our performance.

         In March 2000, we entered into a $10.0 million loan agreement with Gateway for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into our common stock if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of our common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions. At December 31, 2000, the outstanding balance under this loan agreement was approximately $9.8 million.

         On March 9, 2001, we filed a lawsuit against Gateway in the United States District Court for the Southern District of Florida for fraud, negligent misrepresentation and breach of contract. We believe that Gateway fraudulently induced us to enter into the September 1999 convertible loan agreement. In particular, Gateway represented to us that it would make certain investments in Vitech according to a capital plan presented by us to Gateway, provide savings in cost of goods sold, and provide us with use of the Gateway brands and trademarks, among other things. During the term of the relationship, we believe that Gateway is and has been in breach of these contractual obligations.

         Gateway has responded to our lawsuit in Miami with a separate lawsuit filed in New York claiming that we are in default on $41 million of the loans made to us. We believe the Gateway suit is without merit and we are asking the court by way of our suit that the loan agreements be set aside until our claims are resolved. We are in discussions with Gateway in an attempt to settle the dispute. If we fail to reach an amicable settlement of the dispute, it could cause cross defaults on our other debt obligations and may cause some of our senior secured creditors to act on their collateral which would have a material adverse effect on us.

         As of December 31, 2000, we had outstanding indebtedness from third party lenders of $69.0 million. $40.8 million of such debt is with Gateway, is beyond the stated maturity date, is convertible, and is currently in dispute. $8.7 million of such debt it to a related party, is convertible debt, and is due in May 2001. $6.9 million of such debt is to a related party, is convertible debt, and is due on demand with 90 days notice. $6.7 million is to a related party, is senior secured debt, and due on demand with 90 days notice. The remaining $5.9 million of outstanding indebtedness is due on or before December 31, 2001. We will be required to repay any or all of this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. Our ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon our future performance which will be subject to economic, financial, and other factors including the determination of our relationship with Gateway, many of which are beyond our control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of our control and may be subject to a determination of our relationship with Gateway. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to our existing shareholders may result. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion programs or we may default under our existing indebtedness, or become insolvent, any of which would harm our business. The level of our indebtedness affects:

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

         In January 2001, we experienced a fire at our factory located in the Brazilian state of Bahia. The fire affected our primary manufacturing lines and caused an interruption of our productive capacity for three days until we were able to establish temporary manufacturing lines in our other facility. Although our productive capacity has been returned, we have experienced difficulty replacing inventory items that require long lead times and require a lengthy importation process into Brazil which has affected the timing for delivery of our orders. We have filed an insurance claim for approximately $8.5 million including $1 million for business interruption. The claims process is lengthy and its final outcome cannot be predicted with certainty. As of March 20, 2001, we have received advances of approximately $6 million toward the claim. We believe the insurance claim will be sufficient to cover the lost assets, however we are still evaluating the full extent of the business interruption damages.

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

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The statement, as amended, requires the recognition of all derivatives at fair value in the balance sheet and establishes new hedge accounting rules. We may use foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement in 2001 is not expected to be material to our consolidated financial position or results of operations.

HEDGING ACTIVITIES

         Although our consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America, our transactions are consummated in both the REAL and the U.S. Dollar. Inflation and fluctuations in exchange rates have had, and may continue to have, an effect on our results of operations and financial condition. Currently, we are not engaged in any hedging activities. We are, however, analyzing our exposure to currency risks and developing a plan to use hedging activities to offset currency risks as deemed appropriate. Any significant devaluation, such as occurred during the first quarter of 1999, of the REAL relative to the U.S. Dollar would have a material adverse effect on our operating results.

FOREIGN CURRENCY TRANSLATION

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in U.S. Dollars. Until December 31, 1997, amounts in REAL were re-measured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of our subsidiaries were translated into U.S. Dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for non-monetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to non-monetary assets and liabilities which are translated at historical rates.

         Effective January 1, 1998, we determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, we began using the REAL as the functional currency of our Brazilian subsidiaries. As a result, all assets and liabilities are translated into Dollars at period-end exchange rates and all income and expense items are translated into U.S. Dollars at the average exchange rate prevailing during the period. Any translation adjustments are reflected as a component of shareholders' equity. In addition, in 1999 and in 2000, we recorded currency exchange transaction losses (gains) associated with Dollar-denominated monetary assets and liabilities held by our Brazilian subsidiaries.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

         We have made forward-looking statements in this report that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, this offering, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions.

         Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements.

         You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in forward looking statements. These factors include our competitive environment, economic and other conditions in the markets in which we operate, relationships with third-party suppliers, performance of our services and continuation of relationships with third parties.

FACTORS RELATING TO US

     WE MAY NOT BE PROFITABLE AGAIN IN THE FUTURE OR OPERATE IN A CASH FLOW POSITIVE POSITION.

         During 1999, we experienced a substantial decrease in net sales from $195.3 million in 1998 to $100.4 million in 1999 and a substantial decrease of net income from $17.9 million to a net loss of $21.1 million. These decreases were principally related to the devaluation of the Brazilian currency, the REAL, and the related economic conditions in Brazil. In 2000, we had net sales of $115.8 million and net income of $7.0 million. During 1999 and 2000, we relied and currently we rely upon significant borrowings to finance our working capital requirements. We may operate in a negative cash flow from operations position for the foreseeable future. There are no assurances that we will be profitable or operate in a cash flow positive position.

     WE ARE HIGHLY LEVERAGED AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON ACCEPTABLE TERMS. THE DETERMINATION OF OUR RELATIONSHIP WITH GATEWAY WILL AFFECT OUR OPERATION.

         As of December 31, 2000, we had outstanding indebtedness from third party lenders of $69.0 million, of which $67.3 million is due on or before December 31, 2001. We will be required to repay any or all of this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. Our ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon our future performance which will be subject to economic, financial, and other factors including the determination of our relationship with Gateway, many of which are beyond our control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of our control and may be subject to a determination of our relationship with Gateway. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to our existing shareholders may result. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion programs or we may default under our existing indebtedness, or become insolvent, any of which would harm our business. The level of our indebtedness affects:

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

     WE EXPECT OUR QUARTERLY RESULTS WILL CONTINUE TO FLUCTUATE AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE RESULTING IN INVESTOR LOSSES.

         Our industry generally has been subject to seasonality and to significant quarterly and annual fluctuations in operating results. Our operating results have been subject to such fluctuations. Our quarterly net sales and operating results have varied significantly as a result of, among other things:

     o historical seasonal purchasing patterns and the general economic climate in Brazil;
     o   the volume and timing of orders received during a quarter;
     o   variations in sales mix;
     o   delays in production schedules;
     o   new product developments or introductions;
     o   availability of components;
     o   changes in product mix and pricing; and
     o   product reviews and other media coverage.

         As a result of these and other factors, our operating results could fall below the expectations of securities analysts and investors in future periods. If this happens, the market for our stock would likely decrease. Our common stock has traded from a historical high of $21.25 to a historical low of $0.594. Our historical financial performance is not necessarily a meaningful indicator of future results.

     WE MAY NOT BE SUCCESSFUL AS AN INFORMATION TECHNOLOGY SOLUTIONS PROVIDER.

         In 1999 and continuing in 2000 we began to diversify our sales mix by offering technology services and solutions in addition to hardware and software sales. The technology solutions and services business in Brazil is extremely competitive and involves different operating risks than the sale of computer products and peripherals. It is uncertain whether our technology services and solutions business will be able to perform in a way we have anticipated. You should consider our prospects based on the risks, expenses and difficulties frequently encountered in the operation of a new business segment in a rapidly evolving industry characterized by intense competition. If we are not be able to profitably grow this portion of our business our operating results would be affected.

     WE DEPEND ON KEY PERSONNEL FOR OUR OPERATIONS AND MAY NOT BE ABLE TO FIND ADDITIONAL PERSONNEL IF NEEDED.

         We are dependent upon the efforts and abilities of senior management, including Georges C. St. Laurent III, Chairman of the Board and Chief Executive Officer, and William C. St. Laurent, President and Chief Operating Officer. The loss or unavailability of the services of these individuals could harm our business. We have obtained key-person life insurance in the amount of $2.0 million on the life of each of Messrs. St. Laurent. In addition, our ability to attract and retain highly skilled personnel is critical to our operations. If we are unable to attract and retain personnel with necessary skills when needed, our business and expansion plans could be materially adversely affected.

     WE DEPEND ON OUR TAX-EXEMPT STATUS IN BRAZIL.

         Under Brazilian state law, our operating subsidiary in Brazil, Microtec, is currently exempt from the payment of state import duties, state sales tax, and state services tax through 2005. Additionally, Microtec is exempted from the payment of Brazilian federal income tax through 2007, provided that we meet certain budgeted production goals. The normal rate of federal taxation on a non-exempt basis is 32%. In the event that we are unable to extend this tax-exempt status, our after-tax earnings would decline by the amount of the tax benefit, which may be substantial. In addition, earnings derived from tax exemption benefits cannot be distributed as dividends to the U.S. parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law.

     WE DEPEND ON OUR SUPPLIERS FOR QUALITY COMPONENTS FOR OUR MANUFACTURING PROCESS.

         We purchase all of our parts from third party suppliers. Reliance on suppliers involves several risks, including:

     o defective parts which can adversely affect the reliability and reputation of our products;
     o a shortage of components and reduced control over delivery schedules which can adversely affect our manufacturing efficiencies; and
     o increases in component costs which can adversely affect our profitability.

         We have several single-source supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance or price. If our third party suppliers are unable to provide timely and reliable supply, we could experience manufacturing delays or inefficiencies which may adversely affect our results of operations.

     WE DEPEND ON CREDIT SALES AND THERE ARE RISKS ASSOCIATED WITH CUSTOMER LENDING.

         Our customer credit activities expose us to significant risks. At December 31, 2000, our outstanding exposure to customer credit risk was approximately $87.8 million. In 2000, approximately 90% of our net sales were made on credit. Our results of operations would be materially and adversely affected if demand for customer credit falls, if Brazilian Government policies curtail our ability to extend credit or to fund our extensions of credit or if customers fail to timely pay their accounts receivable when due. There can be no assurance that the allowances for doubtful accounts reserved by us will be sufficient to cover actual losses.

     WE HAVE ONLY ONE MANUFACTURING FACILITY.

         All of our products are manufactured in our one facility in Brazil. In the event this facility were to experience substantial damage or our operations there were disrupted as occurred with a fire at our factory in January 2001, we may be required to suspend manufacturing operations or retain third party manufacturers. Any prolonged suspension or disruption of our manufacturing operations could have a material adverse effect on us and our results of operations.

     WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION AS A RESULT OF OUR STOCK PRICE VOLATILITY.

         Securities class action litigation is often brought against a company following a decline in the market price of its securities. This risk is especially acute for us because companies in our industry have experienced greater than average stock price volatility in recent years and, as a result, have generally been subject to a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business. Also, while we are a U.S. corporation with executive offices in Florida, our principal operations are conducted by our Brazilian subsidiary. For the foreseeable future, a substantial portion of our assets will be held or used outside the U.S. Consequently, enforcement by investors of civil liabilities under the federal securities laws may be adversely affected.

     WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE.

         The market for securities of companies in our industry historically has been more volatile than the market for stocks in general. Within the last 12 months, the price of our stock has fluctuated between $0.594 and $6.906. The price of our common stock may be subject to wide fluctuations in response to:

     o   quarter-to-quarter variations in operating results;
     o   vendor additions or cancellations;
     o   creation or elimination of funding opportunities;
     o   favorable or unfavorable coverage of us or our officers by the press;
         and
     o   the availability of new products, technology, or services.

     OUR PRINCIPAL SHAREHOLDERS EXERCISE SIGNIFICANT INFLUENCE.

         Our principal shareholders together beneficially own approximately 39% of the outstanding shares of our common stock. Accordingly, our principal shareholders are able to exercise significant influence over the election of our Board of Directors and the outcome of all matters submitted to a vote of our shareholders. Pursuant to our agreement, Gateway may acquire control of us through an option they have to enter into a merger agreement with us which expires on September 16, 2001. If Gateway exercises their option they will be able to elect our entire Board of Directors and control the outcome of all matters submitted to a vote of our shareholders.

FACTORS RELATING TO OUR INDUSTRY

     WE HAVE LOST MONEY IN THE PAST DUE TO THE FLUCTUATION OF THE REAL AND WE ARE NOT HEDGED TO PROTECT OURSELVES FROM FUTURE CURRENCY LOSSES.

         The relationship of the REAL to the value of the U.S. Dollar have affected, and may in the future affect, our financial condition and results of operations. Principally all of our sales and receivables are denominated in the REAL, while our operating results and payables are recorded in U.S. Dollars. The highest hedge coverage we had at any one time had only met 20% of our exposure. Currently, we are not engaged in hedging activities and we are not hedged against currency risks. Any significant devaluation, such as occurred during the first quarter of 1999, of the REAL relative to the U.S. Dollar will have a material adverse effect on our operating results and financial condition.

     WE ARE SUBJECT TO ECONOMIC, POLITICAL AND SOCIAL CONDITIONS IN BRAZIL.

         The Brazilian economy has been characterized by high rates of inflation and economic, political and social instability. This has resulted in frequent and occasionally drastic intervention by the Brazilian government. The Brazilian government's actions to address instability and effect other policies have often involved wage and price controls as well as other measures, such as tariffs, exchange controls, freezing bank accounts, imposing capital controls, seizing assets and limiting imports into Brazil. Changes in policy and other political, economic or social developments could have a material adverse effect on us.

     CONTINUOUS AND RAPID TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS CHARACTERIZE OUR PRODUCTS AND SERVICES.

         In order to remain competitive, we must respond effectively to technological changes by continuing to enhance and improve our existing products and services to incorporate emerging or evolving standards. We must also successfully develop and introduce new products and services that meet customer requirements. We can not assure you that we will successfully develop, market, or support these products and services or that we will respond effectively to technological changes or new product announcements or introductions by others which may adversely affect our financial results. Also, as a result of technological changes, all or a portion of our inventory may be rendered obsolete.

     WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The markets in which we compete are highly competitive. We compete with, and will compete with, numerous international, national, and regional companies, many of which have significantly larger operations and greater financial, marketing, human, and other resources than us. Competitors in the computer hardware market include internationally recognized companies such as IBM, Acer, Dell, Hewlett Packard and Compaq. We also compete with other small manufacturers of computer equipment sold on what is known as the "gray market" in Brazil. Gray market manufacturers are able to offer lower prices because of the avoidance of import duties and other taxes, and the avoidance of necessary software licensing fees. Additionally, we compete in the systems integration market with internationally recognized systems integrators such as IBM, EDS and Unisys. We may not successfully compete in any market in which we conduct or may conduct operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Vitech America, Inc.

We have audited the accompanying consolidated balance sheet of Vitech America, Inc. and Subsidiaries as of December 31, 1999 and December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitech America, Inc. and Subsidiaries as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 17 to the consolidated financial statements, the Company commenced an action against Gateway Companies, Inc. (Gateway), the holder of approximately $41 million of convertible debt and a principal strategic business alliance partner, for fraud, negligent misrepresentation and breach of contract. Gateway has filed a counter suit claiming the Company is in default on its convertible debt. Although the Company and Gateway are presently in discussions to address the issues and attempt to resolve their dispute, prolonged litigation, or an unfavorable ruling against the Company could have an adverse effect on the Company's financial condition with present creditors, financial institutions and limiting availability of capital and financing in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pannell Kerr Forster PC

New York, New York
March 20, 2001

                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet


                                  Assets
                                                                                     December 31,
                                                                           ----------------------------------
                                                                                1999              2000
                                                                           ----------------  ----------------
Current assets
     Cash and cash equivalents                                              $  1,024,420      $  1,001,003
     Accounts receivable, net                                                 58,772,833        56,229,490
     Inventories, net                                                         28,678,882        16,579,297
     Deferred tax asset                                                        1,510,000         1,181,262
     Tax receivable credits                                                    2,468,391           634,833
     Due from officers                                                           179,093           228,998
     Other current assets                                                      1,321,502         3,903,045
                                                                            ------------      ------------
                  Total current assets                                        93,955,121        79,757,928

Property and equipment, net                                                   24,113,528        29,779,928
Investments                                                                    1,104,222         6,929,608
Intangible assets, net                                                        23,737,870        35,314,205
Other assets                                                                   5,527,436         7,801,880
                                                                            ------------      ------------

                  Total assets                                              $148,438,177      $159,583,549
                                                                            ------------      ------------

                                    Liabilities and Shareholders' Equity

Current liabilities
     Trade accounts payable                                                 $ 25,208,408     $  14,917,227
     Accrued expenses                                                          1,986,919         3,572,592
     Deferred tax liability                                                      940,000           450,830
     Notes payable - related party                                            13,564,505        13,564,505
     Notes payable                                                                    --         9,754,374
     Convertible note - related party                                                 --         8,700,000
     Convertible notes                                                                --        31,450,000
     Current maturities of long-term debt                                      1,371,757         1,253,713
     Short-term debt                                                           4,949,846         2,554,078
                                                                            ------------      ------------
                  Total current liabilities                                   48,021,435        86,217,319
                                                                            ------------      ------------

Long-term liabilities
     Convertible notes                                                        43,882,921                --
     Long-term debt                                                            2,808,789         1,697,279
                                                                            ------------      ------------
                  Total long-term liabilities                                 46,691,710         1,697,279
                                                                            ------------      ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized,
          no shares issued                                                            --                --
     Common stock, no par value, 60,000,000 shares authorized,
        16,345,939 and 20,534,626 shares issued and outstanding               72,385,718        92,496,380
        Accumulated other comprehensive loss                                 (43,541,146)      (52,741,811)
     Retained earnings                                                        24,880,460        31,914,382
                                                                            ------------      ------------
                  Total shareholders' equity                                  53,725,032        71,668,951
                                                                            ------------      ------------

                  Total liabilities and shareholders' equity               $ 148,438,177     $ 159,583,549
                                                                           =============     =============


See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations

                                                                                Year Ended
                                                                               December 31,
                                                            ----------------------------------------------------
                                                                  1998             1999              2000
                                                            ----------------- ----------------- ----------------
     Net sales                                              $  195,334,579    $  100,423,084    $ 115,817,590

     Cost of sales                                             115,630,389        59,655,561       72,256,316
                                                            ----------------- ----------------- ----------------

              Gross profit                                      79,704,190        40,767,523       43,561,274

     Selling, general and administrative expenses               41,586,843        28,496,987       26,741,064
                                                            ----------------- ----------------- ----------------

              Income from operations                            38,117,347        12,270,536       16,820,210
                                                            ----------------- ----------------- ----------------

     Other (income) expenses
          Interest expense                                      17,021,670        15,488,266       13,515,385
          Interest (income)                                     (8,240,546)       (2,464,155)      (2,903,464)
          Discount on sale of receivables                        7,496,268         4,103,247               --
          Other expense (income)                                        --        (2,719,065)              --
          Foreign currency exchange loss (gain)                  1,603,670        19,009,336         (674,900)
          Other financing expenses                               1,079,609                --               --
                                                            ----------------- ----------------- ----------------

              Total other expenses                              18,960,671        33,417,629        9,937,021
                                                            ----------------- ----------------- ----------------

              Income (loss) before provision (benefit) for
                      income taxes and minority interest        19,156,676       (21,147,093)       6,883,189

     Provision (benefit) for income taxes                        2,007,830           (44,000)        (150,733)
                                                            ----------------- ----------------- ----------------

                   Income (loss) before minority interest       17,148,846       (21,103,093)       7,033,922

     Minority interest                                            (713,166)               --               --
                                                            ----------------- ----------------- ----------------

                       Net income (loss)                    $   17,862,012     $ (21,103,093)    $  7,033,922
                                                            =================  ================ ================


     Earnings (loss) per common share -
         Basic:
            Net income (loss)                               $   17,862,012    $  (21,103,093)   $   7,033,922
            Weighted common shares                              13,166,157        14,899,862       18,359,766
            Net income (loss) per common share              $         1.36    $        (1.42)   $        0.38
                                                            ================= ================= ================

     Earnings (loss) per common share -
         Assuming dilution:
            Net income (loss)                               $   17,862,012    $  (21,103,093)   $   7,033,922
            Weighted common shares                              13,348,269        14,899,862       18,359,766
            Net income (loss) per common share              $         1.34    $        (1.42)   $        0.38
                                                            ================= ================= ================


See notes to consolidated financial statements

                              VITECH AMERICA, INC.
            Consolidated Statement of Changes in Shareholders' Equity
              For the Years Ended December 31, 1998, 1999 and 2000


                                                                                                 Accumulated
                                                                                                   Other
                                               Number of         Common         Retained        Comprehensive
                                                 Shares           Stock         Earnings            Loss             Total
                                             --------------- ---------------- ---------------- ---------------- -----------------
Balance at December 31, 1997                   12,175,639    $  25,486,848     $  28,121,541    $          --    $    53,608,389

      Issuance of common stock for cash
        from the exercise of warrants
        ($9.09 per share)                           2,200           20,000               --               --             20,000

      Issuance of common stock for cash
        from the exercise of warrants
        ($12.73 per share)                         27,500          350,075               --               --            350,075

      Issuance of common stock for
        conversion of notes payable
        ($14.40 average price per share)        2,430,316       34,987,943               --               --         34,987,943

      Net income                                       --               --       17,862,012               --         17,862,012

      Foreign currency translation
        adjustment                                     --               --               --       (4,607,064)        (4,607,064)
                                              --------------- ---------------- ---------------- ---------------- -----------------
Balance at December 31, 1998                   14,635,655       60,844,866       45,983,553       (4,607,064)       102,221,355

      Issuance of common stock for
        acquisition of Gateway territorial
        rights option ($8.06 average price
        per share)                                538,284        4,340,184               --               --          4,340,184

      Issuance of common stock for payment
        of financing expenses and other
        debt ($6.58 average price per share)      222,000        1,461,398               --               --          1,461,398

      Issuance of common stock for
        conversion of notes payable
        ($6.04 average price per share)           950,000        5,739,270               --               --          5,739,270

      Net (loss)                                       --               --      (21,103,093)              --        (21,103,093)

      Foreign currency translation
         adjustment                                    --               --               --      (38,934,082)       (38,934,082)
                                             --------------- ---------------- ---------------- ---------------- -----------------
Balance at December 31, 1999                   16,345,939       72,385,718       24,880,460      (43,541,146)        53,725,032

      Issuance of common stock for payment
        of accounts payable
        ($5.52 average price per share)           748,533        4,130,964               --               --          4,130,964

      Issuance of common stock for cash in
        secondary public offering
        ($4.65 average price per share)         3,290,000       15,279,982               --               --         15,279,982

      Issuance of common stock for
        onversion of notes payable
        ($4.66 average price per share)           150,154          699,716               --               --            699,716

      Net income                                       --               --        7,033,922               --          7,033,922

      Foreign currency translation
        adjustment                                     --               --               --       (9,200,665)        (9,200,665)
                                             --------------- ---------------- ---------------- ---------------- -----------------
Balance at December 31, 2000                   20,534,626    $  92,496,380    $  31,914,382    $ (52,741,811)   $    71,668,951
                                             =============== ================ ================ ================ =================




See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows

                                                                         Year Ended December 31,
                                                              -----------------------------------------------
                                                                                               --------------
                                                                  1998             1999            2000
                                                              --------------- ---------------- --------------
Cash flows from operating activities
     Net income (loss)                                       $  17,862,012   $   (21,103,093) $   7,033,922
     Adjustments to reconcile net income (loss) to net cash
          provided (used) in operating activities
              Depreciation                                       2,584,643         3,164,680      3,113,368
              Amortization of goodwill                             924,949         1,093,960      1,093,960
              Amortization of deferred costs                        77,846         2,076,507        758,793
              Minority interest                                   (713,166)               --             --
              Other financing expenses                           1,079,609         1,059,290      1,341,951
              Gain on sale of business                                  --        (2,700,898)            --
              Provision for doubtful accounts                    3,314,367        (1,644,251)       980,278
              Provision for inventory obsolescence                 913,546        (1,228,750)       107,131
              Deferred income taxes                                669,000         ( 215,303)      (160,432)
              Changes in assets and liabilities
                Accounts receivable                            (39,980,910)        8,301,780    (21,991,905)
                Inventories                                     (6,918,044)         (490,318)    10,851,652
                Other assets                                    (6,097,756)           81,142     (5,594,203)
                Trade accounts payable                          21,266,311        (8,416,009)     3,974,874
                Accrued expenses                                 1,679,460          (347,314)     1,647,151
                Due to/from officers                               370,623          (179,093)       (49,905)
                Tax receivable credits                           3,315,737          (596,279)     1,647,578
                                                              --------------- ---------------- --------------
                  Net cash provided (used) in
                               operating activities                348,227       (21,143,949)     4,754,213
                                                              --------------- ---------------- --------------
Cash flows from investing activities
     Purchases of property and equipment                        (7,266,677)       (9,630,614)   (10,342,639)
     Proceeds from sale of business, net of cash sold                   --           663,882             --
     Payment for business acquisitions, net of cash acquired    (3,810,166)               --             --
     Other investments                                             (66,802)         (271,615)      (386,351)
                                                              --------------- ---------------- --------------
                  Net cash (used) in investing activities      (11,143,645)       (9,238,347)   (10,728,990)
                                                              --------------- ---------------- --------------
Cash flows from financing activities
     Deferred financing expense                                 (1,804,204)         (524,000)      (344,511)
     Net proceeds (payments) under short-term
          bank borrowings                                        6,848,617      ( 16,259,131)    (2,245,068)
     Net payments of taxes payable                                (163,077)         (206,110)
     Proceeds from notes payable - related party                 6,700,000        10,500,000             --
     Repayment of notes payable - related party                         --       ( 3,635,495)            --
     Proceeds from convertible notes                                    --        41,000,000             --
     Repayments of convertible notes                           (11,173,215)       (6,167,634)    (4,375,156)
     Payment of note payable for business acquisition           (2,231,250)               --             --
     Repayment of notes payable                                 (1,236,975)         (571,046)    (1,492,895)
     Net proceeds from sale of common stock                        370,075                --     15,279,982
                                                              --------------- ---------------- --------------
                  Net cash provided (used) by
                    financing activities                        (2,690,029)       24,136,584      6,822,352
                                                              --------------- ---------------- --------------

Foreign exchange effect on cash and cash equivalents            (1,500,000)         (449,053)      (870,992)
                                                              --------------- ---------------- --------------
                  Net (decrease) in cash and
                    cash equivalents                           (14,985,447)       (6,694,765)       (23,417)

Cash and cash equivalents - beginning of year                   22,704,632         7,719,185      1,024,420
                                                              --------------- ---------------- --------------
Cash and cash equivalents - end of year                       $  7,719,185    $    1,024,420   $  1,001,003
                                                              =============== ================ ==============




See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                Consolidated Statement of Cash Flows (continued)

                                                                        Year Ended December 31,
                                                             -----------------------------------------------
                                                                  1998             1999           2000
                                                             ---------------- --------------- --------------
Supplemental disclosure of cash flow information
     Cash paid during the period for
         Interest and discount on sale of receivables        $   12,504,000   $   14,915,825  $  11,074,128
                                                             ---------------- --------------- --------------
         Income taxes                                        $      351,552   $           --  $          --
                                                             ---------------- --------------- --------------

Supplemental schedule of non-cash investing and
  financing activities
     Conversion of note payable to 950,000 shares
         of common stock                                     $           --   $    5,739,270  $          --
                                                             ---------------- --------------- --------------
     Issuance of 222,000 shares of common stock as
         payment for financing expenses and other debt       $           --   $    1,461,398  $          --
                                                             ---------------- --------------- --------------
     Issuance of 538,284 shares for acquisition of
         territorial rights option                           $           --   $    4,340,184  $          --
                                                             ---------------- --------------- --------------
     Conversion of notes payable to 2,430,316 shares
         of common stock                                     $   34,154,500   $           --  $          --
                                                             ---------------- --------------- --------------
     Note receivable in partial payment for sale
         of business                                         $           --   $    2,637,126  $          --
                                                             ---------------- --------------- --------------
     Investment in property and equipment through
         financing agreements                                $    2,122,330   $    2,160,000  $          --
                                                             ---------------- --------------- --------------
     Satisfaction of accounts payable through issuance
         of 748,533 shares of common stock                   $           --   $           --  $   4,130,964
                                                             ---------------- --------------- --------------
     Payment of financing expense through
         issuance of convertible note                        $           --   $           --  $   1,200,000
                                                             ---------------- --------------- --------------
     Conversion of accounts receivable into
         equity investment                                   $           --   $           --  $   5,843,157
                                                             ---------------- --------------- --------------
     Conversion of notes payable to 150,154
         shares of common stock                              $           --   $           --  $     699,716
                                                             ---------------- --------------- --------------
     Satisfaction of accounts payable and purchase
         of inventory through issuance of note payable       $           --   $           --  $  10,000,000
                                                             ---------------- --------------- --------------
     Intangible assets acquired through conversion
         of accounts receivable                              $           --   $           --  $   8,628,749
                                                             ---------------- --------------- --------------
     Acquisition of business through conversion
         of accounts receivable                              $           --   $           --  $   4,920,554
                                                             ---------------- --------------- --------------



See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND PRINCIPAL INDUSTRY

Vitech America, Inc. (the "Company"), a Florida corporation, was incorporated in June 1993. The Company, through its primary operating subsidiary, Microtec Sistemas Industria e Comercio S.A. ("Microtec"), is engaged in the manufacture and sale of computer equipment and related products, and providing integrated information technology solutions in Brazil. Microtec, located in Sao Paulo, Brazil, was acquired by the Company in July 1997.

Prior to the acquisition of Microtec, the Company operated in Brazil through a wholly owned subsidiary, Bahiatech Bahia Tecnologia, Ltda. ("Bahiatech"), which was created by the majority shareholder in March 1995. In November 1997, the Company also acquired Techshop Ltda., Tech Stock Ltda. (collectively "Techshop") and Rectech - Recife Tecnologia Ltda. ("Rectech"), all of which are located in Brazil and are engaged in the distribution and retail sale of computers and related equipment. During the year ended December 31, 1999, the Company consolidated the operations and transferred certain assets and liabilities of its Brazilian subsidiaries, Bahiatech, Techshop, and Rectech, into the operations of Microtec. The remaining operations of Bahiatech which were not transferred to Microtec included certain assets and liabilities associated with Bahiatech's consumer electronics manufacturing business. Principally all of the assets and liabilities of Techshop and Rectech were transferred to Microtec. After the transfer the Company sold Bahiatech with its consumer electronics operation, Techshop, and Rectech to an unrelated third party for an aggregate sales price of $4 million and recorded a gain on the sale of $2.7 million which is included in other (income) expense in the accompanying consolidated statement of operations for the year ended December 31, 1999. The terms of the sale were $850,000 in cash and the Company received a four year note, payable in equal monthly installments, for the balance. The Company discounted the note at the effective interest rate of 9% per annum. In December 2000, the Company acquired Norcompute Ltda., a company located in Brazil and engaged in the distribution of computers and related equipment and the integration of information technology systems, see note 2 goodwill.

Principally all of the Company's sales are concentrated in Brazil with approximately 9.5% in 2000 to ITC.net, an entity which the Company has a minority interest in and is related through common ownership. (See note 3.)

On June 15, 1998, the Board of Directors of the Company, approved a 10% common stock dividend to be distributed to shareholders of record of the Company's common stock as of July 13, 1998. The common stock issued as a result of this stock dividend was distributed on July 27, 1998. All references in this report to the common stock of the Company and net income (loss) per common share have been recalculated to reflect the 10% common stock dividend.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

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

The Company capitalizes as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company. The cost of the software is amortized on the same basis as capitalized software development costs. The amortization period is re-evaluated quarterly with respect to certain external factors including the estimated economic life and changes in software and hardware technologies.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

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

INTANGIBLE ASSETS

Intangible assets, net at December 31 consists of the following:

                                                               1999                2000
                                                          ---------------    ----------------

Goodwill, net                                             $   19,097,686     $    22,478,868
Gateway territorial rights agreement
  (Being amortized over 5 years.  See note 16.)                4,640,184           4,206,588
Customer lists, agency contracts and other
  intangibles (To be amortized over 3-5 years.)                       --           8,628,749
                                                          ---------------    ----------------
                                                          $   23,737,870     $    35,314,205
                                                          ===============    ================

Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost and is amortized, on a straight-line basis, over the estimated future periods to be benefited (20 years). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. At December 31, 1998, 1999, and 2000, the accumulated amortization of goodwill was $1,246,318, $2,340,278, and $3,434,238 respectively. In December 2000, the Company acquired a business which resulted in an increase in goodwill of $4,475,142.

INVESTMENTS

Investments include land held for development which is carried at cost and is comprised of undeveloped parcels near Ilheus, Bahia, Brazil.

RESEARCH AND DEVELOPMENT

Research and product development costs are expensed as incurred. For the years ended December 31, 1998, 1999, and 2000, research and development expenses amounted to $1,736,000, $2,919,000, and $300,000 respectively.

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

NET INCOME (LOSS) PER SHARE

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


                                                          Year Ended December 31,
                                             ---------------------------------------------------
                                                  1998              1999             2000
                                             ---------------- ----------------- ----------------
Net income (loss) for basic
  income (loss) per common share             $  17,862,012    $  (21,103,093)   $   7,033,922

Adjustments to net income (loss) (a)                    --                --               --
                                             ---------------- ----------------- ----------------

Net income (loss) for diluted
  income (loss) per common share             $  17,862,012    $  (21,103,093)   $   7,033,922
                                             ---------------- ----------------- ----------------

Weighted average number of shares
  for basic income (loss) per share             13,166,157        14,899,862       18,359,766

Dilutive securities:
    Stock options (b)                              142,515                --               --
    Warrants (b)                                    39,597                --               --
    Convertible debt (a)                                --                --               --
                                             ---------------- ----------------- ----------------

Weighted average number of shares
  for diluted income (loss) per share           13,348,269        14,899,862       18,359,766

Net income (loss) per common share:
    Basic                                    $        1.36    $        (1.42)   $        0.38
                                             ---------------- ----------------- ----------------
    Assuming Dilution                        $        1.34    $        (1.42)   $        0.38
                                             ---------------- ----------------- ----------------

(a) For the years ended December 31, 1998, 1999, and 2000 the effects on earnings per share of the 10% convertible notes (see Note 11), which are convertible into 930,369; 4,005,380; and 8,086,295 shares of common stock, respectively, would have been antidilutive and therefore are not included in the above computation.

(b) For the year ended December 31, 1999, the effect on earnings per share of 4,065 outstanding stock options and 11,150 outstanding warrants would have been antidilutive and therefore are not included in the computation.

For the year ended December 31, 1998, there were 3,300,000 outstanding stock options not included in the computation of diluted earnings per share of common stock because the options' exercise prices were greater than the average market price of the common shares. For the year ended December 31, 1999, there were 4,798,282 outstanding stock options and 859,101 outstanding warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the year ended December 31, 2000, there were 512,347 outstanding stock options and 1,180,251 outstanding warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

TRANSLATION INTO U.S. DOLLARS

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in U.S. Dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. The assets and liabilities of the Company's subsidiaries were translated into U.S. Dollars at exchange rates in effect at the balance sheet date for monetary items and at historical rates for nonmonetary items. Revenue and expense accounts are translated at the average exchange rate in effect during each month, except for those accounts that relate to nonmonetary assets and liabilities which are translated at historical rates.

Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the Brazilian currency, the REAL, as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into Dollars at period end exchange rates and all income and expense items are translated into U.S. Dollars at the average exchange rate prevailing during the period. Any translation adjustments are reflected as a component of shareholders' equity. In addition, the Company, in 1999 and in 2000, recorded currency exchange transaction losses (gains) associated with Dollar-denominated monetary assets and liabilities held by the Company's Brazilian subsidiaries.

EXEMPTION OF VALUE ADDED TAX (ICMS)

Microtec is exempt from ICMS (Value Added Tax) on imported materials and components, and on the sales of the finished products arising from such raw materials through and including the year 2005. The benefits are reflected in sales and cost of sales.

INTERNATIONAL OPERATIONS

The Company operates in one industry segment and manufactures and markets its products and services through its foreign subsidiaries located in Brazil. As a result, principally all of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future. During 1998, 1999, and 2000 the Company did not enter into any significant foreign exchange contracts as a hedge against exposures to fluctuations in currency exchange rates associated with its foreign subsidiaries.

STOCK-BASED COMPENSATION

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). The Company has included in note 12, the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS 130 establishes rules for the reporting and presentation of comprehensive income (loss) and its components. The Company's comprehensive income (loss) is comprised of net income (loss) adjusted for foreign currency translation. For the year ended December 31, 1998, comprehensive income was $13.3 million as compared to reported net income of $17.9 million. Comprehensive income includes a cumulative translation adjustment of $4.6 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar. For the year ended December 31, 1999, the Company had a comprehensive loss of $60 million as compared to a reporting net loss of $21.1 million. The comprehensive loss includes a cumulative translation adjustment of $38.9 million. For the year ended December 31, 2000, the Company had a comprehensive loss of $2.2 million as compared to a reporting net income of $7.0 million. The comprehensive loss includes a cumulative translation adjustment of $9.2 million.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

MEASUREMENT OF IMPAIRMENT

In accordance with Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company's management evaluates long-lived assets used in operations, goodwill and other intangible assets for impairment when events or circumstances indicate the assets may be impaired. If an impairment occurs, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than fair value.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The statement, as amended, requires the recognition of all derivatives at fair value in the balance sheet and establishes new hedge accounting rules. The Company may use foreign currency forward contracts, a derivative instrument, to hedge foreign currency transactions and anticipated foreign currency transactions. The adoption of this new accounting pronouncement in 2001 is not expected to be material to the Company's consolidated financial position or results of operations.

RECLASSIFICATION

Certain accounts in 1999 have been reclassified to conform with the 2000 financial statement presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

As discussed in notes 7 and 11, the Company has outstanding debt obligations to a related party.

During 1998, 1999, and 2000, the Company had transactions with ITC.net, an entity which the Company has a minority interest in and is related through common ownership, valued in the amount of approximately $1.1 million, $3.5 million, and $11.0 million respectively. As of December 31, 1999, the Company had a receivable outstanding from ITC.net of $1.6 million. During June 2000, the Company converted an accounts receivable from ITC.net of $5.9 million into shares of common stock of ITC.net. As of December 31, 2000, the Company had a receivable outstanding from ITC.net of $1.6 million. Additionally, during 1998, the Company entered into a joint marketing agreement with ITC.net, whereby the two companies will cross sell each others products. In consideration for the joint marketing agreement, ITC.net granted to the Company's shareholders of record date March 1, 1999, warrants to purchase one share of ITC.net common stock for every share of the Company owned by the shareholder. The warrants have an exercise price of $0.15 per share and are non-exercisable and non-transferable until such time that there is an effective registration statement covering the securities of ITC.net.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of the following:

                                                          1999               2000
                                                     ---------------    ----------------

Trade accounts receivable                            $   62,628,660     $    55,772,588
Allowance for doubtful accounts                          (3,855,827)         (4,836,105)
                                                     ---------------    ----------------
                                                         58,772,833          50,936,483
Other accounts receivable                                        --           5,293,007
                                                     ---------------    ----------------
                                                     $   58,772,833     $    56,229,490
                                                     ===============    ================

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

In April 1998, the Company formed an independently owned special purpose securitization entity, Technology Acceptance Corp., that was established solely to participate in a $150.0 million accounts receivable securitization program. The Company formed the special purpose entity to acquire and hold designated accounts receivable from the Company and to issue collateralized notes to third party investors. Through December 1998, the Company sold approximately $140.0 million of its accounts receivable to this entity under the program. As a result of the devaluation of the REAL in January 1999, the securitization program became in default. While the program remains in default, the Company is not allowed to transfer additional accounts receivable to the special purpose entity other than pursuant to its repurchase obligation under the program. The program remains in default and the Company does not believe that it will be a viable financing source for it in the future.

Under the terms of the securitization program, the Company is required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at December 31, 2000, there is a contingent liability in the amount of approximately $36.9 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold accounts receivable.

NOTE 5 - INVENTORIES

Inventories at December 31 are summarized as follows:

                                                            1999             2000
                                                      ---------------- -----------------

Finished goods                                        $    3,856,000    $   5,813,924
Work in process                                               24,000          419,896
Components in the factory                                 21,175,385        8,070,123
Components in transit  (a)                                 3,824,747        2,583,735
                                                      ---------------- -----------------
                                                          28,880,132       16,887,678
Less allowance for obsolescence                             (201,250)        (308,381)
                                                      ---------------- -----------------
                                                      $   28,678,882    $  16,579,297
                                                      ================ =================

            (a) Components in transit consist of inventories in the Company's Miami, Florida facility and inventories in route to the Company's factories in Brazil.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

                                                            1999              2000
                                                      -----------------  ----------------

Property                                              $     2,267,675    $    2,267,675
Furniture, office and transportation
 equipment                                                  9,453,885         5,888,811
Warehouse and manufacturing equipment                       8,692,503         9,609,882
Computers and telecommunications equipment                 10,923,857        19,548,872
Construction in progress and projects                         395,505                --
                                                      -----------------  ----------------
                                                           31,733,425        37,315,240
Less accumulated depreciation                              (7,619,897)       (7,535,312)
                                                      -----------------  ----------------
                                                      $    24,113,528    $   29,779,928
                                                      =================  ================

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

The Company leases equipment under capital leases (see note 9 and 14). As of December 31, 1999 and 2000, the cost of such equipment approximated $4,383,000 and $4,011,000, respectively. As of December 31, 1999 and 2000, accumulated amortization of equipment under capital leases was approximately $701,000 and $1,806,000, respectively.

In 2000, the Company wrote off fully depreciated assets of approximately $2.8 million.

NOTE 7 - NOTES PAYABLE - RELATED PARTY

The Company had the following notes payable to an affiliate of the majority shareholders at December 31:

                                                               1999               2000
                                                       -----------------  -----------------
Promissory notes payable, due on demand
  with 90 days notice bearing interest at 10%           $     13,564,505   $     13,564,505


In March 1999, the Company received loans from a related party, Georges C. St. Laurent Jr., ("GSL Jr."), the father of Georges C. St. Laurent III, the Chairman of the Board and Chief Executive Officer of the Company, and William St. Laurent, the President and Chief Operating Officer of the Company, for the principal amount of $10.5 million in addition to the $6.7 million in loans that the Company had received in 1998 from such related party. The $10.5 million loan bears interest at the annual rate of 10% and is payable upon demand with 90 days notice. The loan is evidenced by a promissory note and, at the makers option, can be exchanged for a convertible note (convertible at $9.25) should the loan not be repaid on demand. In connection with the loan, the Company issued four year warrants to purchase 300,000 shares of the Company's common stock at a purchase price of $9.25 per share. During 1999, the Company repaid approximately $3.6 million of such loans. The $6.7 million loans are collateralized by a security interest in all of the assets of the Company including the stock of the Company's subsidiaries.

In addition to the loans discussed above, the Company has a 10% convertible note, due May 21, 2001, in the principal amount of $8.7 million held by GSL Jr. (See note 11).

During 1998, 1999, and 2000 the Company incurred interest expense of $77,424, $1,365,475, and $1,718,950 respectively, in connection with related party loans. In addition, during 1998 the Company recorded a financing expense of $706,500 for the issuance of the additional shares included as an incentive for GSL Jr.'s conversion of the notes.

NOTE 8 - SHORT-TERM DEBT

Short-term debt consists of the following at December 31:

                                                                             1999              2000
                                                                        ----------------  ----------------
Short-term bank loans denominated in Brazilian
  currency bearing interest rates averaging 2.5% per
  month and maturing on a revolving basis                               $    3,094,430    $    1,563,122

Short-term bank loans denominated in U.S. Dollars,
  bearing interest rates averaging 1% per month and maturing
  on a revolving basis (a)                                                   1,855,416           990,956
                                                                        ----------------  ----------------
                                                                        $    4,949,846    $    2,554,078
                                                                        ================  ================

          (a) The short-term bank loan at December 31, 2000 of $990,956 is a draw on the Company's $1 million bank credit facility which is secured by a personal guarantee from a principal shareholder of the Company.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

Weighted average interest rate on short-term borrowing amounted to approximately 1.5% and 2% per month for the years ended December 31, 1999 and 2000, respectively.

As of December 31, 2000, the Company had available approximately $2 million in unused credit facilities at various banks in Brazil at rates of approximately 2.0% per month and subject to certain collateral requirements as defined.

NOTE 9 - LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

                                                                           1999              2000
                                                                     -----------------  ----------------
Note payable maturing September 2001 which requires quarterly payments of $13,075 applied first to interest at 10.5% per
annum and the balance to reduction of principal                      $        82,625     $      37,252

Note payable maturing September 2001 which requires monthly
payments of $10,754 applied first to interest at 8.47% per annum
and the balance to reduction of principal                                    209,214            93,459

Capital leases payable (a)                                                 3,473,071         2,404,485

Others                                                                       415,636           415,796
                                                                     -----------------  ----------------
                                                                           4,180,546         2,950,992
Less current maturities                                                   (1,371,757)       (1,253,713)
                                                                     -----------------  ----------------
                                                                     $     2,808,789    $    1,697,279
                                                                     =================  ================

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

Maturities of long-term debt at December 31, 2000 are as follows:

    Year ending
    December 31,
    -----------

       2001              $    1,253,713
       2002                   1,061,993
       2003                     450,123
       2004                     185,163
                         -----------------
                         $    2,950,992
                         =================

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

NOTE 10 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                   1998             1999            2000
                              ---------------  --------------- ---------------
Current

     Federal                  $         --     $          --   $          --
     State                              --                --           9,699
     Foreign                     1,338,830                --              --
                              ---------------  --------------- ---------------
                                 1,338,830                --           9,699
                              ---------------  --------------- ---------------
Deferred

     Federal                            --                --              --
     State                              --                --              --
     Foreign                       669,000           (44,000)       (160,432)
                              ---------------  --------------- ---------------
                                   669,000           (44,000)       (160,432)
                              ---------------  --------------- ---------------
                              $  2,007,830     $     (44,000)   $   (150,733)
                              ===============  =============== ===============

There were no material reconciling items between the U.S. Federal Statutory tax rate and the effective tax rate on U.S. based income.

Included in the accompanying balance sheet at December 31, 1999, is a current deferred tax asset of $1,510,000 and a current deferred tax liability of $940,000 related to the operations of Microtec. Included in the accompanying balance sheet at December 31, 2000, is a current deferred tax asset of $1,181,262 and a current deferred tax liability of $450,830 related to the operations of Microtec. Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated using enacted rates in effect in the years in which the differences are expected to reverse and (b) tax-loss carryforwards.

Principal components of deferred tax assets and liabilities included in the balance sheet at December 31 are as follows:

                                                           1999              2000
                                                       --------------    -------------
Deferred tax assets (liabilities)
  Net operating loss carryforward                      $   3,719,000     $  3,304,262
  Operating costs currently not deductible                 1,850,000          135,130
  Revenues currently not taxable                          (2,711,000)        (526,960)
                                                       --------------    -------------
                                                           2,858,000        2,912,432
  Less valuation allowance                                (2,288,000)      (2,182,000)
                                                       --------------    -------------
          Net deferred tax assets                      $     570,000     $    730,432
                                                       ==============    =============

The valuation allowance at December 31, 2000 relates entirely to the deferred tax assets generated by the Company's U.S. operations and is principally attributable to the net operating loss carryforward available to the Company to offset future taxable income. The change in the valuation allowance for 2000 resulted from a valuation allowance placed on the deferred tax assets of the Company based on management's evaluation of the likelihood of the realization of the future benefits related to these accounts. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period should be reduced.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

At December 31, 2000, the Company had the following net operating tax loss carryforwards in the indicated geographical areas with the following expiration dates:

      Brazil (Microtec)               $  3,178,000      No expiration date

      United States (Vitech U.S.         5,310,000      Expires during the
      operations)                                       years 2018 and 2019

The Brazilian federal statutory income tax rate varies according to the level of income and to the taxes and levies applicable to any one year. The federal statutory income tax rate applicable to the subsidiary is a composite rate approximating 33% for 1999 and 32% for 2000. This rate includes a (12% in 1999 and 9% in 2000) federal levy on net income, sometimes referred to as Social Contribution. The difference from the effective tax rate and the composite rate relates to the income tax exemption of Microtec as described in note 2.

As of December 31, 1999 and 2000, the Company has not provided for withholding or U.S. federal income taxes on accumulated undistributed earnings of its foreign subsidiaries as the Company does not intend to distribute such earnings in the foreseeable future. The cumulative undistributed earnings of the Company's foreign subsidiaries amounted to $23,536,302 and $30,357,594 at December 31, 1999 and 2000, respectively. (See note 12).

NOTE 11 - CONVERTIBLE NOTES

Convertible notes at December 31 are as follows:

                                                                      1999              2000
                                                                  --------------    -------------
10% convertible notes due October 2000, convertible
    at $10 (subject to adjustment in certain events)              $   1,875,156     $         --
10% convertible notes due October 2000, convertible
    at $11 (subject to adjustment in certain events)                    557,765               --
10% convertible note due September 2001,
    convertible at $5                                                   450,000          450,000
10% convertible notes due May 2001, convertible
    at $5.29 (subject to adjustment in certain events)               10,000,000        8,700,000
10% convertible note due March 2001, convertible
    at $4.88                                                         31,000,000       31,000,000
                                                                  --------------    -------------
                                                                  $  43,882,921     $ 40,150,000
                                                                  ==============    =============

On October 31, 1998, the holders of an aggregate principal amount of $17,967,320 of the Company's convertible notes exercised their put right, pursuant to the terms of the notes, and requested the Company to repurchase the remaining balance of the notes at a put price equal to 110% of the principal amount. In accordance with the terms of the notes, the Company was to pay the put price in four equal monthly installments commencing November 30, 1998, with interest on each installment accruing at the rate of 10% per annum. The Company made the first two of such payments on November 30, 1998 and December 31, 1998. In February 1999, the Company entered into an agreement with the holders to repay the remaining principal outstanding on the notes over a five month period commencing March 31, 1999, with monthly principal payments of approximately $2 million plus accrued interest. The Company repaid a portion of the notes during this period and in a series of transactions between April and July of 1999, the holders of such convertible notes sold the remaining principal balance of $5,237,745 of their notes to an unrelated third party investor. Simultaneously with such sale, the Company amended and restated the terms of the convertible notes and entered into revised put and call agreements for the notes. The revised terms provide the note holder with a conversion price equal to $11 per share and provide the holder with the right to require the Company to repurchase the notes at a premium during a put period, as defined in the agreement. In the event the Company declines to repurchase the notes upon the exercise of a holder put option during a put period, the conversion price of the note would be adjusted to equal 85% of the market price, as defined. In October 1999, the holders of these notes exercised their put right to require the Company to repurchase these notes at a premium, as defined in the agreement, which resulted in the conversion of a principal amount of $4,679,765 plus accrued interest and put premiums of their notes into 950,000 shares of the Common stock of the Company. In July 2000, the holders of these notes exercised their conversion rights and converted the remaining principal balance of $557,765 and accrued interest of $141,951 into 150,154 shares of the Common stock of the Company.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

In May 1999, the Company completed a private placement of a $10.0 million convertible debenture to a third party investor. The debenture is a two year 10% note convertible into the common stock of the Company at an initial conversion price of $11.00. The debenture contains a provision whereby the holder may require the Company to repurchase the debenture at a premium price equal to an annualized rate of 116% of the principal amount. Should the holder elect to require the Company to repurchase the debentures, the Company may repay the debentures in four equal monthly payments. If the Company elects not to repurchase the notes, the conversion price of the debentures will be adjusted to equal 85% times the market price, as defined, at the time of conversion. The Company issued 100,000 warrants to purchase shares of the common stock of the Company in connection with this financing and 36,364 warrants to the placement agent. In June 2000, the holders of the debentures exercised their right to require the Company to repurchase the debentures at a price equal to 116% of the principal amount over a four month period. In June 2000, the Company repurchased $2.5 million of the principal amount at the repurchase price of $2.9 million. In July 2000, a related party purchased the balance of the debentures from the holders including the rights to the 16% re-purchase premium, representing a total of $8.7 million. As a result of this transaction, the Company incurred a financing expense in July equal to the premium of $1.2 million. As an incentive for the related party to purchase the debentures, the Company adjusted the initial conversion price to $5.29 and extended the provision whereby the holder may require us to repurchase the debentures at a premium. This provision allows the holder, at their option, to require the Company to repurchase the notes at an annualized premium of 16%.

In September 1999, the Company formed a strategic alliance with Gateway Companies Inc. ("Gateway") which resulted in a $31 million investment by Gateway in the form of a 10% convertible promissory note. The note was initially convertible at $11.02 and then adjusted to $4.88 in June 2000 according to the terms of the note. The note bears interest at 10% per annum with interest payable quarterly, and a maturity date of March 16, 2001. (See notes 16 and 17).

During the years ended December 31, 1998, 1999, and 2000, the Company incurred financing expense of approximately $1,150,000, $1,777,000, and $2,089,000, respectively, in connection with the put and call provisions of convertible notes. During the year ended December 31, 1998, the Company incurred a financing expense of $373,109 for the issuance of additional shares of common stock as an incentive for conversion of certain convertible notes. In addition, during the year ended December 31, 1999, the Company incurred fees and expenses of approximately $1,724,000 in connection with the issuance of convertible notes which are being amortized over the life of the notes.

NOTE 12 - SHAREHOLDERS' EQUITY

COMMON STOCK

On June 5, 2000, the shareholders' of the Company voted on and approved an amendment to the Company's Articles of Incorporation increasing the Company's number of authorized shares of Common Stock from 30,000,000 to 60,000,000.

On June 30, 2000, the Company completed a public equity offering of 3,000,000 shares of its Common Stock at a price per share of $5.25. The net proceeds to the Company after underwriters' commissions and expenses were approximately $14.2 million and were used to repay indebtedness and for general corporate and working capital purposes. In connection with this offering, the Company issued warrants to purchase 300,000 shares of its Common Stock at a price of $8.14 per share. In July 2000, the underwriters' for the offering exercised their overallotment option to purchase an additional 290,000 shares of the Company's Common Stock at the purchase price of $5.25 less the underwriters' commission and expense allowance. The Company incurred commission and expenses totaling approximately $0.60 per share in connection with this offering.

In July 2000, the Company completed the sale of 644,789 shares of its Common Stock to Intel Corporation Inc. The purchase price of the shares was approximately $3.6 million and was paid for with the cancellation of the Company's indebtedness to Intel. Pursuant to the terms of the sale, the Company registered the shares of Common Stock for resale. In 2000, the Company also issued 103,744 to other suppliers as payment for products and services valued at approximately $530,000.

In July 2000, holders of the Company's 10% convertible notes in the aggregate principal amount of approximately $558,000 exercised their right to convert the notes into 150,154 shares of the Company's Common Stock.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

Information on warrants is shown in the following table:

                                               Warrants          Warrants            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           -----------------  ----------------  ----------------- -----------------
Balance at December 31, 1997                      469,087           469,087     $  9.09 - 15.00   $         13.62
  Granted in 1998                                      --                --                  --                --
  Became exercisable                                   --                --                  --                --
  Warrants exercised                              (29,700)          (29,700)       9.09 - 12.73             12.46
                                           -----------------  ----------------  ----------------- -----------------

Balance at December 31, 1998                      439,387           439,387        9.09 - 15.00             13.94
  Granted in 1999                                 436,364           436,364        9.25 - 13.20             10.09
  Became exercisable                                   --                --                  --                --
  Warrants exercised                                   --                --                  --                --
  Warrants expired                                 (5,500)           (5,500)               9.09              9.09
                                           -----------------  ----------------  ----------------- -----------------

Balance at December 31, 1999                      870,251           870,251        8.00 - 15.00             10.97
  Granted in 2000                                 310,000           310,000        4.00 -  8.14              8.00
  Became exercisable                                   --                --                  --                --
  Warrants exercised                                   --                --                  --                --
  Warrants expired                                     --                --                  --                --
                                           -----------------  ----------------  ----------------- -----------------
Balance at December 31, 2000                    1,180,251         1,180,251     $  4.00 - 15.00   $         10.19
                                           -----------------  ----------------  ----------------- -----------------

Of the warrants outstanding, 192,500 expire in November 2001, 241,387 expire in October 2002, 300,000 expire in July 2003, 136,364 expire in May 2004, 10,000 expire in September 2004, and 300,000 expire in June 2005.

SUBSIDIARY RETAINED EARNINGS AND DIVIDENDS

For the foreseeable future, Microtec does not intend to distribute any retained earnings to the U.S. parent company, Vitech America, Inc., but intends to reinvest such earnings, if any, in the development and expansion of its business. Up to now, substantially all of the retained earnings of the Company on a consolidated basis have been attributable to the Company's Brazilian subsidiaries including Microtec. Microtec is exempted from the payment of Brazilian federal income tax through and including the year 2007, provided that the Company meets certain budgeted production goals. The Company is not exempted from the payment of a federal social contribution tax of approximately 12% in 1999 and 9% in 2000 of pre-tax income. The normal rate of federal taxation on a non-exempt basis is 33% in 1999 and 32% in 2000. Tax exemption benefits cannot be distributed as dividends to the U.S. parent company in U.S. Dollars and are segregated for capital reserves and offsetting accumulated losses in accordance with Brazilian law. For the years ended December 31, 1998, 1999, and 2000 the tax exemption benefits amounted to approximately $5,600,000 ($0.42 per share), $0, and $1,572,000 ($0.09 per share) respectively.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

STOCK OPTIONS

Information on stock options is shown in the following table:

                                               Options            Options            Price            Weighted
                                             Outstanding        Exercisable          Range         Average Price
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 1997                   4,761,347         4,603,387     $   .04 - 22.73   $         18.40

Granted in 1998                                    33,000                --               14.09             14.09
Became exercisable                                     --           103,730         .04 - 14.09              4.51
Exercised                                         (11,440)          (11,440)                .04               .04
Other                                            ( 28,600)           (2,200)                 --                --
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1998                   4,754,307         4,693,477         .04 - 22.73             18.14

Granted in 1999                                    86,300                --        9.00 - 18.00              9.59
Became exercisable                                                  147,130         .04 -  1.16               .23
Exercised (a)                                     (38,260)          (38,260)        .04 -  1.16               .32
                                           -----------------  ----------------  ----------------- -----------------

Balances at December 31, 1999                   4,802,347         4,802,347         .04 - 22.73             18.44

Granted in 2000                                   110,000                --        5.50 -  6.50              6.27
Became exercisable                                                   73,000        5.50 -  6.50              6.16
Exercised                                              --                --                  --                --
Expired                                        (4,400,000)       (4,400,000)      13.64 - 22.73             19.32
                                           -----------------  ----------------  ----------------- -----------------
Balances at December 31, 2000 (b)                 512,347           475,347     $  5.50 - 18.00   $          8.27
                                           =================  ================  ================= =================

(a) Such exercised options consisted of options issued by principal shareholders to certain employees of the Company. The exercise of such options did not result in the issuance of new shares by the Company.

(b) Of the options outstanding at December 31, 2000, 90,220 consist of options issued by principal shareholders to certain employees of the Company. The exercise of such options will not result in the issuance of new shares by the Company. The remainder of such options consist of options granted by the Company to purchase shares from the Company.

In January 1998, 1999, and 2000 the Company granted options to purchase up to 33,000, 40,000, and 30,000 shares of common stock to directors with an exercise price of $14.09, $9.00, and $6.50 per share, respectively.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Scholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would have been:

                                            1998               1999               2000
                                       ----------------  ------------------ -----------------
Net income (loss)
    As reported                         $  17,862,012     $  (21,103,093)    $    7,033,922
    Pro forma                              17,680,512        (21,329,103)         6,717,322

Income (loss) per share
    Basic
          As reported                   $        1.36     $        (1.42)    $         0.38
          Pro forma                              1.34              (1.43)              0.37

    Assuming dilution
          As reported                   $        1.34     $        (1.42)    $         0.38
          Pro forma                              1.32              (1.43)              0.37

The fair value of each option grant is calculated using the following weighted average assumptions:

                                     1998             1999            2000
                                 --------------   --------------  -------------

Expected life (years)                 4                5               5
Interest rate                         6%               6%              6%
Volatility                           40%              25%             50%
Dividend yield                        0%               0%              0%

NOTE 13 - MAJOR SUPPLIERS

The Company purchased merchandise principally from suppliers located in the United States. In 1998, purchases from one unrelated supplier accounted for approximately 15.5% of total purchases. In 1999, no one supplier accounted for in excess of 10% of total purchases. In 2000, purchases from two unrelated suppliers accounted for approximately 38% of total purchases.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In February 2000, the Company entered into a five-year noncancelable lease agreement for an office and warehouse building in Miami, Florida, at an annual rental of approximately $146,000. The lease requires the Company to pay for its proportionate share of real estate taxes, insurance and other taxes and assessments.

The Company's Brazilian operations are centered in the states of Sao Paulo and Bahia. The Company leases approximately 15,000 square feet of office space in Sao Paulo pursuant to a month to month lease of approximately $12,250. The Company has an option to renew the lease for three years and is currently evaluating the renewal of the lease. The Company leases approximately 160,000 square feet of manufacturing and administrative space in Ilheus for an annual rent of approximately $42,000. Such lease expires in September 2001, with an option to renew for up to three years. The Company is currently evaluating the renewal of such lease and the possible purchase of the facility. In addition, the Company leases warehouse and retail space in Recife and Belo Horizonte.

In 1998, the Company entered into operating leases for equipment ranging from 36 to 84 months. These leases are noncancelable and expire at various dates through 2005.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

In December 1998, the Company entered into sale leaseback transaction, whereby the Company sold a net amount of $2,500,000 of assets to an unrelated third party. The Company in turn entered into an operating lease for the use of the assets. In November 1999, the Company restructured an operating lease for computer software as a capital lease in the principal amount of $2,160,000.

The following are the minimum lease payments that will have to be made in each of the years indicated based on capital and operating leases (inclusive of the warehouse and office leases) in effect as of December 31, 2000:

                                          Capital        Operating
                                          Leases           Leases
                                       --------------   --------------

2001                                   $  1,244,664     $    280,205
2002                                        993,129          171,837
2003                                        287,732          161,332
2004                                        191,820          152,744
2005                                                          26,945
                                       --------------   --------------
Total minimum lease payments              2,717,345     $    793,063
                                                        ==============
Less amount representing interest          (312,860)
                                       --------------
Present value of minimum
  lease payments                          2,404,485
Less current portion                     (1,118,391)
                                       --------------
Long term portion                      $  1,286,094
                                       ==============

Rent expense under all operating leases in 1998, 1999, and 2000 was approximately $831,000, $948,000, and $810,000 respectively.

The Company has a trade financing credit facility in the amount of $1,000,000 with Eastern National Bank in Miami, Florida, with which the Company maintains its primary banking relationship. This credit line is secured by a lien on certain property owned by the Company and a personal guarantee from a principal stockholder of the Company. The credit line bears interest at a floating rate equal to prime plus one. As of December 31, 2000, there were letters of credit issued totaling $609,925 under the facility.

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

LITIGATION

On October 28, 1995, Meris Financial Incorporated ("Meris") entered into a loan agreement with the Company pursuant to which Meris made available a loan in the principal amount of $2.0 million. The loan was to mature on October 28, 1997 and bore interest at a rate of 12% per annum payable monthly. The loan was secured by the Company's assets exclusive of inventory and receivables. In connection with the loan, Meris received a guarantee by Georges St. Laurent III, the Company's Chairman of the Board and Chief Executive Officer, and by William C. St. Laurent, the Company's President and Chief Operating Officer, and his wife, Wendy St. Laurent, a stock pledge agreement by such parties, a collateral assignment of various rights of the St. Laurents as well as assignments of life insurance policies on the lives of Messrs. St. Laurent. The note was convertible into approximately 4.7% of the shares of the common stock of the Company. In addition, certain options were provided to Meris which afforded them the right to purchase up to an aggregate of 5% of the Company's capital stock. On July 20, 1996, the Company and Meris entered into an amendment of the loan agreement pursuant to which the Company was obligated to make principal and interest payments during the period between July 20, 1996 and by November 1, 1996, with the remaining principal balance to be paid on November 1, 1996. In connection with the amendment, the conversion rights provided by the note and the options were cancelled provided all payments of principal and interest under the note are made as set forth above. The Company made all payments in accordance with such amendment and on October 30, 1996, repaid the note in full.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

In October 1996, Meris had advised the Company that, irrespective of the amendment, it believed it had certain rights to an equity ownership position in the Company. In February of 1998, Meris filed a UCC-3 in favor of the Company releasing any claim that Meris had on the assets of the Company as a result of a UCC-1 filed when Meris entered into the loan agreement. In June 1998, Meris filed a law suit with the United States District Court in Arizona affirming such claim against the Company. While the Company believes such claims are without merit, Georges C. St. Laurent III and William C. St. Laurent have agreed to settle such equity claims, should the need arise, from their personal share holdings. In November 1999, the Company filed a motion for dismissal of the case stating that it had complied with all the terms of the loan agreement between the Company and Meris and any amendment thereto. The court initially decided not to rule on the motion for dismissal until the Company entered into settlement discussions with Meris in an attempt to reach a settlement on the case. The Company was unsuccessful in reaching an agreeable settlement with Meris during such court suggested settlement discussions, and the Company has since pursued its motion filed for the dismissal of the case. The court has denied the Company's motion for dismissal of the case and has scheduled the case for jury trial to begin in June 2001. The Company will rigorously defend its position in such trial.

The Company is also involved in litigation with Gateway. See note 17.

NOTE 15 - RETIREMENT SAVINGS PLAN

Effective April 1, 1997, the Company established a retirement savings plan which qualifies under Section 401(k) of the Internal Revenue Code. This retirement plan allows eligible employees to contribute a percentage of their income on a pretax basis to the plan. The Company matches 25% of the first 6% of the employee's contribution. Such matching Company contributions are invested in shares of the Company's common stock and have a five-year vesting period. In addition, the plan provides for a discretionary employer contribution which may be determined each year by the Company's Board of Directors. The Company made no contributions to the plan during 1998, 1999, and 2000 other than the Company's 25% matching amounts.

NOTE 16 - GATEWAY STRATEGIC ALLIANCE

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

In September 1999, the Company formed a strategic alliance with Gateway which resulted in a $31 million investment by Gateway. Pursuant to a Convertible Loan Agreement (the "Loan Agreement"), the investment was in the form of a 10% Convertible Promissory Note. The Note bears interest at 10% per annum with interest payable quarterly. The Note had a maturity date of March 16, 2001. The
Note is initially convertible at $11.02 (the "initial Conversion Price") subject to stock-splits, stock dividends, rights offering by the Company and certain combinations, capitalizations, reclassifications, extraordinary distributions and other similar events. In June 2000, the conversion price was adjusted to $4.88 after the Company completed an equity offering. Under the terms of the Agreement, beginning six months after the Closing Date, Gateway may demand registration of the securities underlying the Note. William C. St. Laurent and Georges C. St. Laurent, III, the Company's President and Chief Executive Officer, jointly and severally, have guaranteed $11,000,000 of the Note.

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

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

The Company also was granted an option, exercisable at the Company's election, to acquire certain exclusive territorial rights in Brazil from Gateway. For this option, the Company issued 538,284 shares of the Company's common stock to Gateway valued at $4.3 million. The Company exercised this option and in June of 2000 entered into a five year exclusive territorial rights agreement with Gateway. Under the terms of the agreement, Gateway granted the Company's subsidiary, Microtec, a five year exclusive license to use its trademarks, copyrights, works and patents in the manufacture, assembly, marketing and sales of personal computer and Internet hardware and software, personal computer products, peripherals and accessories, goods and services and technologies in Brazil.

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

In March 2000, the Company entered into a $10.0 million loan agreement with Gateway Companies, Inc. for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into the common stock of the Company if not repaid at maturity by dividing the conversion amount by the weighted daily average bid price per share of the Company's common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions. The principal balance outstanding on the loan as of December 31, 2000 was approximately $9.8 million.

NOTE 17 - SUBSEQUENT EVENTS

FACTORY FIRE

In January 2001, the Company's subsidiary, Microtec, experienced a fire at its factory located in the Brazilian state of Bahia. The fire affected Microtec's primary manufacturing lines and caused an interruption of productive capacity for three days until Microtec was able to establish temporary manufacturing lines in its other facility. Although productive capacity has been returned, the Company has experienced difficulty replacing inventory items that require long lead times and require a lengthy importation process into Brazil which has affected the Company's timing for delivery of orders. The Company has filed an insurance claim for approximately $8.5 million including $1 million for business interruption. The claims process is lengthy and its final outcome cannot be predicted with certainty. As of March 20, 2001, the Company has received advances of approximately $6 million toward the claim. The Company believes the insurance claim will be sufficient to cover the lost assets, however it is still evaluating the full extent of the business interruption damages.

GATEWAY LITIGATION

On March 9, 2001, the Company filed a lawsuit against Gateway in the United States District Court for the Southern District of Florida for fraud, negligent misrepresentation and breach of contract. The Company believes that Gateway fraudulently induced it to enter into the September 1999 convertible loan agreement. In particular, Gateway represented to the Company that it would make certain investments in the Company according to a capital plan presented by the Company to Gateway, provide savings in cost of goods sold, and provide the Company with use of the Gateway brands and trademarks, among other things. During the term of the relationship, the Company believes that Gateway is and has been in breach of these contractual obligations.

                              VITECH AMERICA, INC.
             Notes to Consolidated Financial Statements - Continued

Gateway has responded to the Company's lawsuit in Miami with a separate lawsuit in New York claiming the Company is in default on approximately $41 million of loans made to the Company. The Company believes the Gateway suit is without merit and is asking the court by way of its suit that the loan agreements be set aside until the Company's claims are resolved. The Company is in discussions with Gateway in an attempt to settle the dispute. As discussed below, the failure of the Company to reach an amicable settlement of the dispute could cause cross defaults on the Company's other debt obligations and may cause senior secured creditors to act on their collateral which would have a material adverse effect on the Company.

As of December 31, 2000, the Company had outstanding indebtedness from third party lenders of $69.0 million. $40.8 million of such debt is with Gateway, is beyond the stated maturity date, is convertible, and is currently in dispute. $8.7 million of such debt it to a related party, is convertible debt, and is due in May 2001. $6.9 million of such debt is to a related party, is convertible debt, and is due on demand with 90 days notice. $6.7 million is to a related party, is senior secured debt, and due on demand with 90 days notice. The remaining $5.9 million of outstanding indebtedness is due on or before December 31, 2001. The Company will be required to repay any or all of this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. The Company's ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon the Company's future performance which will be subject to economic, financial, and other factors including the determination of the Company's relationship with Gateway, many of which are beyond the Company's control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of the control of the Company and may be subject to a determination of the Company's relationship with Gateway. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to the existing shareholders of the Company may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs or the Company may default under its existing indebtedness, or become insolvent, any of which would harm the Company's business. The level of the Company's indebtedness affects:

     o  its vulnerability to adverse economic and industry;
     o its ability to obtain additional financing for future working capital expenditures, general corporate and other purposes; and
     o the dedication of a substantial portion of its future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the unaudited quarterly financial information for the years ended December 31, 1999 and 2000:

                                                                            Quarter Ended
                                            -------------------------------------------------------------------------------
                                                  March 31,           June 30,          September 30,       December 31,
                                            -------------------------------------------------------------------------------
1999
  Net sales                                   $     15,302,714    $     25,641,391    $     28,191,885    $     31,287,094
  Income from operations                               200,318           5,237,735           5,030,826           1,801,657
  Net income (loss)                                (22,722,258)            465,423             550,580             603,162
  Earnings (loss) per common
      share - Basic                                      (1.55)               0.03                0.04                0.04
  Earnings (loss) per common
      share - Diluted                                    (1.55)               0.03                0.04                0.04
                                               ----------------    ----------------    ----------------    ----------------

2000
  Net sales                                   $     22,560,161    $     34,927,406    $     26,978,507    $     31,351,516
  Income from operations                             1,328,112           5,031,972           4,724,911           5,735,215
  Net income                                            14,850           1,849,677           2,485,147           2,684,248
  Earnings per common share - Basic                      0.001                0.11                0.12                0.13
  Earnings per common share - Diluted                    0.001                0.11                0.12                0.13
                                               ----------------    ----------------    ----------------    ----------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To be incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this report:

         Financial statements and financial statement schedules - see "Item 8. Financial Statements and Supplementary Data."

Exhibits:

(1.1)         Form of Underwriting Agreement. (8)
(2.1)         Contract for Discontinuation of Company Participations and other
              Agreements between Vitech America, Inc., Microtec Holding USA,
              Inc. and Microhold Participacoes e Empreendimentos S/C Ltda. dated
              July 10, 1997. (2)
(2.2)         Purchase agreement between Vitech America, Inc. and Microtec
              Holdings USA, Inc. dated July 10, 1997. (2)
(2.3)         Buy-Sell Contract between Vitech America, Inc. and Tech Shop
              Holdings USA, Inc. dated November 17, 1997. (4)
(2.4)         Buy-Sell Contract between Vitech America, Inc. and Recife Holdings
              USA, Inc. dated November 18, 1997. (4)
(3.1)         Articles of Incorporation dated June 24, 1993. (1)
(3.2)         Amendments to the Company's Articles of Incorporation dated
              November 13, 1995 and July 26, 1996. (1)
(3.3)         By-Laws of the Company. (1)
(3.4)         Amendment to the Company's Articles of Incorporation dated June 5,
              2000. (8)
(4.1)         Form of Common Stock Certificate. (1)
(10.1)        Stock Option Plan. (1)
(10.5)        Option Agreements for William C. St. Laurent and Georges St.
              Laurent, III. (1)
(10.17)       Securities Purchase Agreement dated October 10, 1997, by and between the Company, H.W. Partners, L.P., as Purchaser's
              Representative and Investor. (3)
(10.18)       Form of Convertible Promissory Note dated October 10, 1997 for the
              Investors. (3)
(10.19)       Put and Call Agreement dated October 10, 1997 between the Company and the Investors. (3)
(10.20)       Registration Rights Agreement dated October 10, 1997 between the
              Company and the Investors. (3)
(10.21)       Form of Convertible Promissory Note dated October 10, 1997. (3)
(10.22)       Master Sales and Servicing Agreement among Technology Acceptance
              Corp., Technology Trust S.A., Bahiatech - Bahia Tecnologia Ltda.,
              Banco Credibanco, S.A. and Vitech America, Inc., dated April 16,
              1998. (5)
(10.23)       Convertible Loan Agreement between Vitech America, Inc. and
              Gateway Companies, Inc. dated September 19, 1999. (6)
(10.24)       Convertible Promissory Note dated September 16, 1999. (6)
(10.25)       Guaranty dated September 16, 1999. (6)
(10.26)       Loan Agreement Dated March 24, 2000 between Vitech America, Inc.
              and Gateway Companies, Inc. (7)
(10.27)       Agreement dated as of May 31, 2000 between Vitech America Inc. and
              Intel Corporation. (9)
(10.28)       Form of Representatives' Warrant. (8)
(10.30)       Territorial Rights Agreement between Microtec Sistemas Ind. E Com.
              S.A. and Gateway, Inc. (10)
(21)          Subsidiaries of the Company.
(23.1)        Consent of Independent Accountants

--------------
(1) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1, file #333-11505.
(2) Incorporated by reference to exhibit filed with the Company's Form 8-K dated July 10, 1997 as amended.
(3) Incorporated by reference to exhibit filed with the Company's Form 8-K dated October 10, 1997.
(4) Incorporated by reference to exhibit filed with the Company's Form 8-K dated November 17, 1997.
(5) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended March 31, 1998.
(6) Incorporated by reference to exhibit filed with the Company's Form 8-K dated September 16, 1999.
(7) Incorporated by reference to exhibit filed with the Company's Form 10-Q for the quarterly period ended March 31, 2000.
(8) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1, file #333-36018.
(9) Incorporated by reference to exhibit filed with the Company's Form 8-K dated June 14, 2000.
(10) Incorporated by reference to exhibit filed with the Company's Form 8-K dated June 30, 2000.


(b)  Reports on Form 8-K:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitech America, Inc.

By:  /s/ Georges C. St. Laurent III
     --------------------------------------------------
Georges C. St. Laurent
Chairman of the Board and
Chief Executive Officer

Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                                      DATE
/s/  Georges C. St. Laurent III             Chairman of the Board of Directors                     March 30, 2001
------------------------------------------- and Chief Executive  Officer  (Principal
Georges C. St. Laurent, III                 Executive Officer)


/s/  William St. Laurent                    President, Chief Operating Officer and                 March 30, 2001
------------------------------------------- Director
William St. Laurent


/s/  Edward A. Kelly                        Chief Financial Officer                                March 30, 2001
------------------------------------------- (Principal Accounting Officer)
Edward A. Kelly


/s/  H.R. Shepherd                                                                                 March 30, 2001
-------------------------------------------
H.R. Shepherd                               Director


/s/  William Robin Blackhurst                                                                      March 30, 2001
-------------------------------------------
William Robin Blackhurst                    Director

/s/  Francisco Suarez                                                                              March 30, 2001
-------------------------------------------
Francisco Suarez                            Director