Form 10-Q
period 2001-03-31
VITECH AMERICA INC
filed 2001-05-15
CIK 1021282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended March 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 15, 2001, there were 20,534,626 shares of the Common Stock of the Company, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

                              VITECH AMERICA, INC.
                           Consolidated Balance Sheet


                                                                            December 31,        March 31,
                                                                               2000 *             2001
                                                                        ----------------  ----------------
                                                                                            (unaudited)
                                     Assets
Current assets
     Cash and cash equivalents                                             $   1,001,003     $     622,892
     Accounts receivable, net                                                 56,229,490        51,820,956
     Inventories, net                                                         16,579,297         8,293,747
     Deferred tax asset                                                        1,181,262         1,181,262
     Tax receivable credits                                                      634,833           173,883
     Due from officers                                                           228,998           225,703
     Other current assets                                                      3,903,045         5,062,235
                                                                           ----------------  ----------------
                  Total current assets                                        79,757,928        67,380,678

Property and equipment, net                                                   29,779,928        24,125,035
Investments                                                                    6,929,608         6,361,223
Intangible assets, net                                                        35,314,205        29,585,473
Other assets                                                                   7,801,880         7,550,114
                                                                           ----------------  ----------------

                  Total assets                                             $ 159,583,549     $ 135,002,523
                                                                           ================  ================

                          Liabilities and Shareholders' Equity

Current liabilities
     Trade accounts payable                                                $  14,917,227     $  15,229,209
     Accrued expenses                                                          3,572,592         4,720,932
     Deferred tax liability                                                      450,830           450,830
     Notes payable - related party                                            13,564,505        13,564,505
     Notes payable                                                             9,754,374        10,244,777
     Convertible note - related party                                          8,700,000         8,700,000
     Convertible notes                                                        31,450,000        31,450,000
     Current maturities of long-term debt                                      1,253,713         1,159,650
     Short-term debt                                                           2,554,078         2,083,554
                                                                           ----------------  ----------------
                  Total current liabilities                                   86,217,319        87,603,457
                                                                           ----------------  ----------------

Long-term liabilities
       Long-term debt                                                          1,697,279         3,419,960
                                                                           ----------------  ----------------
                  Total long-term liabilities                                  1,697,279         3,419,960
                                                                           ----------------  ----------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, no par value, 3,000,000 shares authorized,
        no shares issued                                                            --                --
     Common stock, no par value, 60,000,000 shares authorized,
        20,534,626 and 20,534,626 shares issued and outstanding               92,496,380        92,510,955
     Accumulated other comprehensive loss                                    (52,741,811)      (61,107,719)
     Retained earnings                                                        31,914,382        12,575,870
                                                                           ----------------  ----------------
                  Total shareholders' equity                                  71,668,951        43,979,106
                                                                           ----------------  ----------------

                  Total liabilities and shareholders' equity               $ 159,583,549     $ 135,002,523
                                                                           ================  ================

See notes to consolidated financial statements

* Derived from audited financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                    Three Months Ended March 31,
                                                            ----------------------------------------------
                                                                    2000                    2001
                                                            ---------------------- -----------------------

Net sales                                                   $         22,560,161   $          11,435,500

Cost of sales                                                         15,052,880               8,051,496
                                                            ---------------------- -----------------------

         Gross profit                                                  7,507,281               3,384,004

Selling, general and administrative expenses                           6,179,169               6,125,865
                                                            ---------------------- -----------------------

         Income (loss) from operations                                 1,328,112              (2,741,861)
                                                            ---------------------- -----------------------

Other (income) expenses
     Interest expense, net                                             2,857,563               2,173,643
     Loss on factory fire, net                                                --               5,854,198
     Other expenses                                                                            6,870,140
     Foreign currency exchange loss (gain)                            (1,544,301)              1,695,833
                                                            ---------------------- -----------------------

         Total other expenses                                          1,313,262              16,593,814
                                                            ---------------------- -----------------------

         Income (loss) before provision for
                 income taxes                                             14,850             (19,335,675)

Provision for income taxes                                                    --                   2,837
                                                            ---------------------- -----------------------

                  Net income (loss)                         $             14,850   $         (19,338,512)
                                                            ====================== =======================



Net income (loss) per common share - Basic:
       Weighted common shares                                         16,345,939              20,534,626
       Net income (loss) per common share                   $              0.001   $               (0.94)
                                                            ====================== =======================

Net income (loss) per common share - Assuming dilution:
       Weighted common shares                                         16,345,939              20,534,626
       Net income (loss) per common share                   $              0.001   $               (0.94)
                                                            ====================== =======================


See notes to consolidated financial statements

                              VITECH AMERICA, INC.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                          Three Months Ended March 31,
                                                                                  ---------------------------------------------
                                                                                          2000                   2001
                                                                                  --------------------  -----------------------
Cash flows from operating activities
     Net income (loss)                                                            $            14,850    $       (19,338,512)
     Adjustments to reconcile net income (loss) to net cash
          provided from operating activities
            Loss on factory fire                                                                   --              6,376,415
            Depreciation                                                                      798,015                557,475
            Amortization of intangible assets                                                 273,490              5,728,732
            Amortization of deferred costs                                                     72,845                529,067
            Provision for doubtful accounts                                                   181,227                563,657
            Provision for inventory obsolescence                                             (10,052)                435,535
            Provision for global medium term notes                                                 --              2,200,000
            Changes in assets and liabilities
              Accounts receivable                                                             961,568             (2,965,710)
              Inventories                                                                  (2,369,783)             2,777,041
              Other assets                                                                 (2,569,805)            (2,173,449)
              Trade accounts payable                                                        8,009,807                608,151
              Accrued expenses                                                                (67,655)             1,216,338
              Due to/from officers                                                           (128,339)                 3,295
              Tax receivable credits                                                         (981,834)               420,940
                                                                                  ---------------------- ----------------------
                      Net cash provided from (used in) operating activities                 4,184,334             (3,061,025)
                                                                                  ---------------------- ----------------------

Cash flows from investing activities
     Purchases of property and equipment                                                     (763,060)                    --
     Insurance recovery of property and equipment, net                                             --              3,287,665
                                                                                  ---------------------- ----------------------
                      Net cash (used) provided by investing activities                       (763,060)             3,287,665
                                                                                  ---------------------- ----------------------

Cash flows from financing activities
     Net (payments)/proceeds under short-term bank borrowings                               3,511,151               (340,388)
     Payment of convertible notes                                                          (1,875,156)                    --
     Paid in capital                                                                               --                 14,575
     Net (payments) of notes payable                                                         (297,125)               (41,147)
                                                                                  ---------------------- ----------------------
                      Net cash provided by (used) in financing activities                   1,338,870               (366,960)
                                                                                  ---------------------- ----------------------

Foreign exchange effect on cash and cash equivalents                                       (1,696,725)              (237,791)

                                                                                  ---------------------- ----------------------
                      Net increase (decrease) in cash and cash equivalents                  3,063,419               (378,111)

Cash and cash equivalents - beginning of period                                             1,024,420              1,001,003
                                                                                  ---------------------- ----------------------
Cash and cash equivalents - end of period                                         $         4,087,839    $           622,892
                                                                                  ---------------------- ----------------------


Supplemental disclosure of cash flow information
     Cash paid during the period for
         Interest and discount on sale of receivables                             $         2,518,450    $           913,882
                                                                                  ---------------------- ----------------------
         Income taxes                                                             $                --    $             2,837
                                                                                  ---------------------- ----------------------

Supplemental schedule of non-cash investing and financing activities
       Satisfaction of accounts payable and purchase of inventory
          through issuance of note payable                                        $        10,000,000    $                --
                                                                                  ---------------------- ----------------------
       Purchase of global medium term notes and issuance of debentures            $                --    $         2,479,912
                                                                                  ---------------------- ----------------------

See notes to consolidated financial statements

                              Vitech America, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Vitech America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. The consolidated financial statements as of and for the interim period ended March 31, 2001 should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements for the three months ended March 31, 2000 and 2001 include the accounts of the Company and its subsidiaries. Principally all of the Company's sales are concentrated in Brazil.

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

                                                   Three Months Ended
                                                        March 31,
                                           -----------------------------------
                                                2000                2001
                                           ----------------    ---------------

Net income (loss) for basic and diluted
  income (loss) per common share           $         14,850    $   (19,338,512)
                                           ----------------    ---------------

Weighted average number of shares
  for basic income per share                     16,345,939         20,534,626

Dilutive securities:
    Stock options                                        --                 --
    Warrants                                             --                 --
                                           ----------------    ---------------

Weighted average number of shares
  for diluted income (loss) per share            16,345,939         20,534,626
                                           ----------------    ---------------

Net income (loss) per common share:
    Basic                                  $          0.001    $         (0.94)
    Diluted                                $          0.001    $         (0.94)


For the three months ended March 31, 2000 and 2001, the effects on earnings
(loss) per share of the $42,007,765 and $40,150,000 aggregate principal amount of 10% convertible notes, respectively, would have been antidilutive and therefore are not included in the computations.

For the three months ended March 31, 2000, there were outstanding 4,832,347 stock options and 870,251 warrants not included in the computation of diluted earnings per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares. For the three months ended March 31, 2001, there were outstanding 512,347 stock options and 1,180,251 warrants not included in the computation of diluted earnings
(loss) per share of common stock because the options' and warrants' exercise prices were greater than the average market price of the common shares.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                             December 31,          March 31,
                                                2000                2001
                                         -----------------    ----------------

Trade accounts receivable                $      55,772,588    $     50,341,898
Allowance for doubtful accounts                 (4,836,105)         (5,399,762)
                                         -----------------    ----------------
                                                50,936,483          44,942,136
Other accounts receivable                        5,293,007           6,878,820
                                         -----------------    ----------------
                                         $      56,229,490    $     51,820,956
                                         =================    ================

Included in other accounts receivable at December 31, 2000, is a receivable from ITC.net, an entity which the Company has a minority interest in and is related through common ownership, in the amount of $1.6 million. Included in other accounts receivable at March 31, 2001, is a receivable from ITC.net in the amount of $2.6 million.

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

Under the terms of the securitization program, the Company is required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at March 31, 2001, there is a contingent liability in the amount of approximately $33.4 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. The Company maintains an allowance for doubtful accounts on its balance sheet with respect to the sold accounts receivable.

In March 2001, the Company purchased a principal amount of $2.2 million of the Global Medium Term Notes issued by Technology Acceptance Corp. at face value. The Company paid for the notes by issuing four year 9% debentures amortizing monthly beginning April 2001, which are included in short-term and long-term debts. In addition, the Company has established an allowance for doubtful collection of the global medium term notes which is included in other expenses.

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

                                               December 31,      March 31,
                                                  2000             2001
                                          ----------------   --------------

Finished goods                            $      5,813,924   $    2,355,649
Work in process                                    419,896          215,320
Components in the factory                        8,070,123        5,567,816
Components in transit                            2,583,735          898,878
                                          ----------------   --------------
                                                16,887,678        9,037,663
Less allowance for obsolescence                   (308,381)        (743,916)
                                          ----------------   --------------
                                          $     16,579,297   $    8,293,747
                                          ================   ==============

NOTE 5 - COMPREHENSIVE INCOME

The Company applies the principles of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes rules for the reporting and presentation of comprehensive income and its components. The Company's comprehensive income (loss) is comprised of net income (loss) adjusted for foreign currency translation. For the three months ended March 31, 2000, the Company had comprehensive net income of $2.3 million as compared to a reporting net income of $14,850. Comprehensive net income includes a cumulative translation adjustment of $2.3 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar. For the three months ended March 31, 2001, the Company had a comprehensive loss of $27.7 million as compared to a reporting net loss of $19.3 million. The comprehensive loss includes a cumulative translation adjustment of $8.4 million associated with the translation of the Company's subsidiary financial statements to the U.S. Dollar.

NOTE 6 - FACTORY FIRE

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

The Company has filed an insurance claim for approximately $8.1 million including $1 million for business interruption. As of March 31, 2001, the Company had received payments of approximately $6.1 million toward the insurance claim and has a receivable due of approximately $2.0 million for the balance.

Loss on factory fire for the three month period ended March 31, 2001 consists of the following:

Net book value of fixed assets destroyed                     $    3,283,795
Inventory loss and adjustments                                    8,339,143
Accounts receivable credits and adjustments                       1,832,622
                                                             -----------------
                                                                 13,455,560
Less insurance recoveries                                        (7,079,145)
                                                             -----------------
                                                                  6,376,415
Business interruption income net of related expenses               (522,217)
                                                             -----------------
Loss on factory fire, net                                    $    5,854,198
                                                             =================

NOTE 7 - OTHER EXPENSES

Included in other expenses for the three month period ended March 31, 2001 are the following:

Write-off of Gateway Territorial Rights Agreement         $    4,206,588
Write-off of deferred financing fees                             463,552
Allowance for global medium term notes                         2,200,000
                                                          -----------------
                                                          $    6,870,140
                                                          =================

NOTE 8 - GATEWAY LITIGATION

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

As of March 31, 2001, the Company had outstanding short-term indebtedness from third party lenders of $67.2 million. $40.8 million of such debt is with Gateway, is beyond the stated maturity date, is convertible, and is currently in dispute. $8.7 million of such debt it to a related party, is convertible debt, and is due in May 2001. $6.9 million of such debt is to a related party, is convertible debt, and is due on demand with 90 days notice. $6.7 million is to a related party, is senior secured debt, and due on demand with 90 days notice. The remaining $4.1 million of outstanding indebtedness is due on or before March 31, 2002. The Company will be required to repay any or all of this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. The Company's ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon the Company's future performance which will be subject to economic, financial, and other factors including the determination of the Company's relationship with Gateway, many of which are beyond the Company's control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of the control of the Company and may be subject to a determination of the Company's relationship with Gateway. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to the existing shareholders of the Company may result. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs or the Company may default under its existing indebtedness, or become insolvent and seek protection under applicable creditors rights laws, any of which would harm the Company's business. The level of the Company's indebtedness affects:

         o  its vulnerability to adverse economic and industry conditions;
         o its ability to obtain additional financing for future working capital expenditures, general corporate and other purposes; and
         o the dedication of a substantial portion of its future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

As a result of the Gateway litigation, the Company has recorded a charge of approximately $4.7 million which includes $4.2 million for the unamortized portion of the acquisition fee for the Gateway Territorial Rights Agreement and approximately $0.5 million for deferred financing fees. (See Note 7)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain line items from our consolidated statement of operations as a percentage of our consolidated net sales:

                                                          Three Months Ended March 31,
                                          -------------------------------------------------------------
                                                     2000                              2001
                                          ----------------------------      ---------------------------
Net sales                                     $ 22,560,161     100%          $  11,435,500      100%
Cost of sales                                   15,052,880    66.7               8,051,496     70.4
Gross profit                                     7,507,281    33.3               3,384,004     29.6
Selling, general and
  administrative expenses                        6,179,169    27.4               6,125,865     53.6
Income (loss) from operations                    1,328,112     5.9              (2,741,861)   (24.0)
Interest and financing expense, net              2,857,563    12.7               2,173,643     19.0
Loss on factory fire, net                                -      -                5,854,198     51.2
Other expenses                                           -      -                6,870,140     60.0
Foreign currency exchange loss (gain)           (1,544,301)   (6.8)              1,695,833     14.8
Net income (loss)                                   14,850    0.01             (19,338,512)  (169.1)


         Net sales decreased by $11.2 million, or 49.6%, to $11.4 million for the three months ended March 31, 2001, as compared to $22.6 million for the comparable fiscal period in 2000. For the three months ended March 31, 2001, we sold approximately 11,000 personal computer units as compared to approximately 14,000 personal computer units during 2000. Such decreases were primarily attributable to the fire which occurred at our factory on January 6, 2001 which caused an interruption in our production and destroyed critical inventory items that have long lead times for replacement. Also contributing to the decreases was our inability to access adequate working capital to finance the replacement of inventory timely. Although we had insurance to cover the inventory losses, it took over 60 days to receive the first insurance payments.

         Cost of sales during the three months ended March 31, 2001 decreased by $7.0 million to $8.1 million as compared to $15.1 million for the comparable fiscal period in 2000. The increase in cost of sales as a percentage of net sales was primarily attributable to the devaluation of the Brazilian currency, the REAL, during the quarter. A high percentage of our net sales were from deliveries of our backlog which contains sales contracts at fixed prices in REAL and which were priced when the REAL was stronger against the US dollar. Delays in fulfilling these contracts due to the fire have caused increased cost of sales. The increase in cost of sales as a percentage of net sales was also attributable to the downward pressures on our unit sales prices as expressed in U.S. Dollars which exceeded decreases in component costs.

         Selling, general, and administrative expenses decreased by $53,304, or 0.9%, to $6.1 million for the three months ended March 31, 2001, as compared to $6.2 million for the comparable fiscal period in 2000. The decrease was primarily attributable to the reduced level of sales. Selling, general, and administrative expense as a percentage of net sales was 53.6% for the three months ended March 31, 2001, compared to 27.4% for the comparable fiscal period in 2000. Such increase was primarily attributable to the decreased level of net sales.

         Income (loss) from operations decreased by $4.0 million, or 308%, to a loss of $2.7 million for the three months ended March 31, 2001, as compared to income from operations of $1.3 million for the comparable fiscal period in 2000. Such decrease was primarily attributable to the decrease in net sales.

         Interest and financing expense, net decreased by $683,920, or 23.6%, to $2.2 million for the three months ended March 31, 2001, as compared to $2.9 million for the comparable fiscal period in 2000. The decrease in interest and financing expense was primarily attributable to a reduction in our cost of financing. Interest and financing expense as a percentage of net sales increased to 19% for the three months ended March 31, 2001 from 12.7% for the comparable fiscal period in 2000.

         During the three months ended March 31, 2001, we incurred a loss of $5.9 million associated with our January factory fire and charges totaling $6.9 associated with our litigation with Gateway and our purchase of the global medium term notes.

         During the three months ended March 31, 2001, we experienced a foreign currency exchange loss of $1.7 million, or 14.8% of net sales, associated with certain U.S. Dollar denominated monetary assets and liabilities of our Brazilian operations. During the period, the REAL depreciated from R$1.951 per U.S.$1.00 to R$2.153 per U.S.$1.00. This is compared to a foreign currency exchange gain of $1.5 million, or 6.8% of net sales for the comparable fiscal period in 2000.

         We had a net loss for the three months ended March 31, 2001 of $19.3 million as compared to net income of $14,850 for the comparable fiscal period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2001 our primary cash requirements were to fund our net loss. During the first quarter of 2001, we principally used cash flow from operations and insurance proceeds to satisfy our working capital requirements.

         At March 31, 2001, we had a working capital deficit of $20.2 million compared to $6.5 million at December 31, 2000. This decrease in working capital was primarily attributable to reductions in our current assets and our inability to gain access to new financing. We had a commitment for a $45.0 million senior credit facility to be funded in the first quarter of 2001 which did not close as a result of our inability to get Gateway to give their waiver and consent to the financing which was required pursuant to the covenants in their loan agreement.

         Net cash used in operating activities during the first quarter of 2001 was $3.1 million as compared to $4.2 million in cash provided from operating activities during the comparable fiscal period in 2000. The decrease was primarily attributable to our decrease in sales and net loss.

         Net cash provided from investing activities was $3.3 million during the first quarter of 2001 as compared to $763,060 in cash used in investing activities during the comparable fiscal period in 2000 and was the result of insurance recovery from assets destroyed in the fire. Net cash used in financing activities was $366,960 during the first quarter of 2001 as compared to $1.3 million in cash provided from financing activities during the comparable fiscal period in 2000. The decrease resulted primarily from the repayment of short-term debt borrowings from banks in Brazil.

         We have a $1.0 million trade finance facility with Eastern National Bank in Miami, Florida and $1.0 million working capital facility with Merrill Lynch. The facilities are secured by liens on certain assets owned by us and by personal guarantees from our principals. As of March 31, 2001, there was $1.0 million owed under Merrill Lynch facility and a contingency of approximately $827,000 for letters of credit opened under the Eastern National Bank Facility.

         As of March 31, 2001, we had approximately $1.1 million in short-term borrowings from various banks in Brazil with rates of interest averaging 2.5% per month and maturing on a revolving basis. As of March 31, 2001, we had available approximately $2.0 million in unused credit facilities at various banks in Brazil at rates of approximately 2.5% per month and subject to certain collateral requirements as defined.

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

         Under the terms of the securitization program, we are required to repurchase the accounts receivable sold to the special purpose entity under certain circumstances. The repurchase obligation may be satisfied by transferring to the entity, for no additional consideration, an aggregate amount of additional receivables, the net present value of which is equal to the repurchase price in exchange for the subject receivables. If the net present value of the accounts receivable available to affect this substitution is less than the repurchase price thereof, then a cash payment must be paid for the excess of the repurchase price over the net present value of the additional accounts receivable transferred to the special purpose entity. As a result of the structure of the program, at March 31, 2001, there is a contingent liability in the amount of approximately $33.4 million which represents the balance, at face value, of the accounts receivable sold to the special purpose entity. We maintain an allowance for doubtful accounts on our balance sheet with respect to the sold accounts receivable.

         In March 2001, we purchased a principal amount of $2.2 million of the Global Medium Term Notes issued by Technology Acceptance Corp. at face value. We paid for the notes by issuing four year 9% debentures that amortize on a monthly basis. In addition, we established an allowance for doubtful collection of the global medium term notes which is included in other expenses.

         As of March 31, 2001, we had $22.3 million in loans from a related party. $6.9 million of the loans are evidenced by a promissory note, bear interest at the annual rate of 10%, are payable upon demand with 90 days notice and, at the maker's option, can be exchanged for a convertible note, convertible at $9.25 per share, should the loan not be repaid on demand. In connection with the loan, we issued four year warrants to purchase 300,000 shares of our common stock at a purchase price of $9.25 per share. $6.7 million of the loans bear interest at the annual rate of 10%, are payable upon demand with 90 days notice, and are collateralized by a security interest in all of our assets including the stock of our operating subsidiary in Brazil. $8.7 million of the loans are convertible notes bearing interest at the annual rate of 10%, maturing in May 2001, and convertible into shares of our common stock at $5.29, subject to adjustment in certain events. These notes are more fully described in the following paragraph.

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

         In March 2000, we entered into a $10.0 million loan agreement with Gateway for the purchase of components. The one year loan bears interest at 10% per year payable quarterly. At the option of Gateway, the principal and/or interest on the note is convertible into our common stock if not repaid by us at maturity by dividing the conversion amount by the weighted daily average bid price per share of our common stock during the 30 consecutive day trading period, immediately before the date of determination. The conversion price is subject to adjustments for stock splits, stock dividends and other similar transactions. At March 31, 2001, the outstanding balance under this loan agreement was approximately $9.8 million.

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

         As of March 31, 2001, we had outstanding indebtedness from third party lenders of $67.2 million. $40.8 million of such debt is with Gateway, is beyond the stated maturity date, is convertible, and is currently in dispute. $8.7 million of such debt it to a related party, is convertible debt, and is due in May 2001. $6.9 million of such debt is to a related party, is convertible debt, and is due on demand with 90 days notice. $6.7 million is to a related party, is senior secured debt, and due on demand with 90 days notice. The remaining $4.1 million of outstanding indebtedness is due on or before March 31, 2002. We will be required to repay any or all of this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. Our ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon our future performance which will be subject to economic, financial, and other factors including the determination of our relationship with Gateway, many of which are beyond our control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of our control and may be subject to a determination of our relationship with Gateway. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to our existing shareholders may result. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion programs or we may default under our existing indebtedness, or become insolvent and seek protection under applicable creditors rights laws, any of which would harm our business. The level of our indebtedness affects:

         o  our vulnerability to adverse economic and industry conditions;
         o our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes; and
         o the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

         As a result of the Gateway litigation, we have recorded a charge of approximately $4.7 million which includes $4.2 million for the unamortized portion of the acquisition fee for the Gateway Territorial Rights Agreement and approximately $0.5 million for deferred financing fees.

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

         We have filed an insurance claim for approximately $8.1 million ncluding $1.0 million for business interruption. As of March 31, 2001, we have received payments of approximately $6.1 million toward the insurance claim and have a receivable due of approximately $2.0 million for the balance. As a result of the fire, we have incurred net losses of $5.9 million for inventory, manufacturing equipment, and credits due to customers for delays in the delivery of orders.

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

         As of March 31, 2001, we had outstanding indebtedness from third party lenders of $67.2 million. $40.8 million of such debt is with Gateway, is beyond the stated maturity date, is convertible, and is currently in dispute. $8.7 million of such debt it to a related party, is convertible debt, and is due in May 2001. $6.9 million of such debt is to a related party, is convertible debt, and is due on demand with 90 days notice. $6.7 million is to a related party, is senior secured debt, and due on demand with 90 days notice. The remaining $4.1 million of outstanding indebtedness is due on or before March 31, 2002. We will be required to repay any or all of this indebtedness, including any unconverted portion, either through internally generated funds or third party financing or through refinancing of the indebtedness with the lenders. Our ability to repay the indebtedness from internally generated funds or through refinancing will depend in part upon our future performance which will be subject to economic, financial, and other factors including the determination of our relationship with Gateway, many of which are beyond our control. Any ability to access third party financing to repay this indebtedness will also be substantially dependent on conditions in the financial markets which are subject to fluctuations and factors outside of our control and may be subject to a determination of our relationship with Gateway. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities or related instruments with conversion or warrant features, dilution to our existing shareholders may result. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion programs or we may default under our existing indebtedness, or become insolvent and seek protection under applicable creditors rights laws, any of which would harm our business. The level of our indebtedness affects:

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

         As a result of the Gateway litigation, we have recorded a charge of approximately $4.7 million which includes $4.2 million for the unamortized portion of the acquisition fee for the Gateway Territorial Rights Agreement and approximately $0.5 million for deferred financing fees.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As discussed in ITEM 1 "Litigation", we are in default on our indebtedness to Gateway.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         Exhibits:

         None.

(b)  Reports on Form 8-K.

         On March 16, 2001, we filed a report on Form 8-K disclosing our litigations with Gateway that commenced on March 9, 2001.

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

Date:  May 15, 2001