Form 10-Q
period 2008-09-30
Darwin Resources, Inc.
filed 2008-11-14
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-21369

DARWIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	6770	26-1762478
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

2202 N. West Shore Blvd, Suite 200, Tampa, FL 33607

(Address of principal executive offices) (Zip Code)

702-448-7113

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2008: 20,534,655  shares of Common Stock, $0.000001 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

 DARWIN RESOURCES, INC

CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$4,298	$-
Total Assets	$4,298	$-

	2008	2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related Party Payable (Note 4)	64,451	32,701
Accrued Expenses	$50,872	$20,947
Total Liabilities	115,323	53,648

Commitments and Contingencies (Note 5)

Stockholder Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized,
0 Shares issued and outstanding at September 30, 2008
0 Shares issued as outstanding at December 31, 2007	$-	$-
Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized.
5,000,000 shares issued and outstanding at September 30, 2008
5,000,000 share issued as outstanding at December 31, 2007	$5	$5
Common Stock, $0.000001 par value, 500,000,000 shares authorized,
20,534,655 shares issued and outstanding at September 30, 2008
20,534,655 shares issued and outstanding at December 31, 2007	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage *	(160,915)	(103,538)
Total Stockholder’s Deficit	$(111,025)	$(53,648)
Total Liabilities and Stockholders' Deficit	$4,298	$-

*Accumulated since June 21, 2007, deficit eliminated of $92,511,065.

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC

CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From June 21, 2007 (inception of the development stage) to
	2008	2007	2008	2007	September 30, 2008
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (loss)	-	-	-	-	-

Operating Expenses

Board Compensation	6,000	600	18,000	6,600	30,600
Consulting	9,000	9,000	27,000	9,900	45,900
Investor Relations	-	-	-	6,670	6,670
Legal	-	2,580	2,100	5,137	13,181
Other Operating Expenses	6,677	13,277	10,277	52,308	64,564

Total Operating Expenses	21,677	25,457	57,377	80,615	160,915

Loss from Continuing Operations	(21,677)	(25,457)	(57,377)	(80,615)	(160,915)

Loss from Discontinued Operations	(21,677)	(25,457)	(57,377)	(80,615)	(160,915)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(21,677)	$(25,457)	$(57,377)	$(80,615)	$(160,915)
Loss Per Common Share
Basic	$0.00	$0.00	$0.00	$0.00	$-
Diluted	$0.00	$0.00	$0.00	$0.00	$-
Weighted-Average Shares Used to Compute:
Basic Loss Per Common Share	20,534,655	20,534,655	20,534,655	20,534,655
Diluted Loss Per Common Share	20,534,655	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative Period From August 18, 2001 (inception of the development stage) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(57,377)	$(80,615)	$(160,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accrued Expenses	29,925	10,972	50,872
NET CASH USED IN OPERATING ACTIVITIES	(27,452)	(69,643)	(110,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,000	50,000
Proceeds from related party payables	31,750	19,643	64,341
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,750	69,643	114,341

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

INCREASE IN CASH	4,298	-	4,298

CASH - BEGINNING OF PERIOD	$-	$-	$-
CASH - END OF PERIOD	$4,298	$-	$4,298

Supplemental disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES None

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Darwin Resources, Inc. (the "Company") was originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc.  On September 28, 2007, the Company re-incorporated in the State of Delaware, with the Delaware Corporation being the surviving entity.

NOTE 2 - BASIS OF PRESENTATION

On June 21, 2007, the a majority of the stockholders of record of the Company approved a plan of quasi-reorganization which called for restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet.  The quasi-reorganization was effective June 21, 2007.  Since June 21, 2007, the Company has been in the development stage, and has not commenced principal operations.

Darwin Resources, Inc is a development stage company as described by Statements of the Financial Accounting Standards Board No. 7 (“SFAS 7.”) SFAS states that a business is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

1.    Planned principal operations have not commenced.
2.    Planned operations have commenced, but there has been no significant revenue therefrom.

The Company’s management believes the Company is a development stage entity as it is in the process of attempting to acquire assets, namely that of a potential albeit currently unidentified merger candidate, and is also exploring various forms of financing and capital structures in order to facilitate a possible merger with a merger candidate. The Company has considered SFAS 7, paragraph 11, footnote 7, and has determined that the Company qualifies as a dormant entity which has been reactivated to undertake development stage operations, and as such, has determined June 21, 2007 to be the inception date of the development stage.

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company in 2009. As of September 30, 2008, the company had a total deficit of $160,915 from operations in pursuit of this objective.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $160,915 as of September 30, 2008.

The Company is exploring sources to obtain equity or debt financing. The Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for its profit or growth potential.

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10 for the years ended December 31, 2007 and 2006, respectively, enclosed herewith. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $160,915 as of September 30, 2008. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company's President during the nine months ended September 30, 2008:

Beginning balance payable, as of December 31, 2007	$32,701
Accrued board compensation	18,000
Interest accrued on outstanding balance	1,096
Cash advance	10,000
Expenses paid on behalf of the Company	2,654
Ending balance payable, as of September 30, 2008	$64,451

Payment terms are undefined.

NOTE 5 - INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Net operating loss carry forward	$23,300	$42,400
Valuation allowance	(23,300)	(42,400)
Net deferred tax asset	$-	$-

The components of current income tax expense for the nine months ended September 30, 2008 and 2007, respectively, consisted of the following:

	September 30, 2008	September 30, 2007
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	23,300	33,000
Change in valuation allowance	(23,300)	(33,000)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2008	September 30, 2007
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

NOTE 6 - COMMITMENTS & CONTINGENCIES

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

 NOTE 7 - LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Basic Loss Per Share Computation	September 30, 2008	September 30, 2007

Net loss for the nine months ended	$(57,377)	$(80,615)

Loss available to common stockholders	$(57,377)	$(80,615)

Loss per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Basic loss per common share	20,534,655	20,534,655

Diluted Loss Per Share Computation	September 30, 2008	September 30, 2007

Net loss for the nine months ended	$(57,377)	$(80,615)

Loss available to common stockholders	$(57,377)	$(80,615)

Diluted loss per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Diluted loss per common share	20,534,655	20,534,655

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation.

 NOTE 8 – STOCKHOLDERS DEFICIT

As of December 31, 2007, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

On September 28, 2007, the Company re-incorporated in the State of Delaware with the Delaware Corporation being the surviving entity.  Upon the re-incorporation and through the date of this report, the rights and preferences of the Company’s common stock and preferred stock are identified below:

Common stock:

1)  Authorized shares are 500,000,000

2)  Voting rights are equal to one vote per share of stock

3)  Par value of $0.000001

Series A Preferred Stock:

1)  Authorized shares are 3,000,000

2)  Voting rights are equal to one vote per share of stock

3)  Par value of $0.000001

Series B Preferred Stock:

1)  Authorized shares are 5,000,000

2)  Voting rights are equal to the larger of 1,000 votes per share of stock or 51% of the total voting rights of the Company’s stockholders when considering all classes of stock.

3)  Par value of $0.000001

4)  The right to the majority of the seats on the Company’s board of directors

On June 28, 2007, the company’s sole officer and director, Mark Rentschler, purchased 5,000,000 shares of the company’s series B Preferred Stock by court order dated June 21, 2007 in lieu of repayment of approximately $50,000 in debts Mark Rentschler had incurred during the process of managing the affairs of the company during 2007 and 2006, respectively.

 NOTE 9 – FAIR VALUE MEASURMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities - Warrants	$-	$-	$-	$-
Liabilities - Conversion Options	-	-	-	-
Total Liabilities	$-	$-	$-	$-

As of September 30, 2008 and throughout the nine months ended September 30, 2008, the Company did not have any financial instruments that required measurement under SFAS No. 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Registration Statement on Form S-1 for the fiscal year ended October 31, 2007. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

OVERVIEW

Darwin Resources, Inc. (the "Company") was originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc. On September 28, 2007, Darwin Resources, Inc., merged with Vitech America, Inc., so as to effect a redomicile to Delaware and a name change. Darwin Resources, Inc., was incorporated in Delaware for the purpose of merging with Vitech America, Inc.

The Company was originally engaged as a manufacturer and distributor of computer equipment and related markets in Brazil.  The Company evolved into a vertically integrated manufacturer and integrator of complete computer systems and business network systems selling directly to end-users.  A diversified customer base widely distributed throughout Brazil was developed.  In September of 1996, the Company had over 8,000 customers and established a clearly defined channel for marketing additional hardware products, such as updated peripheral products, new computers, new network products as well as services, such as internet access services.  The Company marketed its products throughout Brazil under the trademarks EasyNet, MultiShow, and Vitech Vision.

On August 17, 2001, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 01-18857). As a result of the filing, all of the Company's properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On March 14, 2007, the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Southern District of Florida.

Since August 2001, the Company has not engaged in any business operations, and has not filed the reports required by the Securities and Exchange Commission. In addition, on or about October 4, 2002, the Florida Secretary of State revoked the Company's corporate charter. Accordingly, the Company had abandoned its business.

On June 21, 2007, pursuant to its Order Granting the "plaintiff’s motion for acceptance of receiver’s report and release of receiver" (the "Order") and to close the case, Brian Goldenberg as receiver of the Company pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company.   The purpose of appointing the receiver was to determine if the Company could be reactivated and operated in such a manner so that the Company can be productive and successful.  Pursuant to Section 607.1432 of the Florida Statutes, alternative remedies to dissolution and liquidation would be determined as to whether the Company could be saved. The actions of the receivership include:

- To settle the affairs, collect the outstanding debts, sell and convey the property, real and personal

- To demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the Company.

- To institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the Company.

- Provided that the authority of the receivership is to continue the business of the Company and not to liquidate its affairs or distribute its assets

- To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

In accordance with the Order, Mr. Goldenberg appointed Mark Rentschler as sole interim Director and President.

In September 2007, the Company changed its name to Darwin Resources, Inc. The Company raised operating capital through the sale of equity securities, which the Company used to recruit and organize management, and to finance the initial costs associated with corporate strategic planning and development.

CHANGE OF CONTROL

On May 15, 2007, Mark Rentschler contributed an estimated $50,000 as paid in capital to the Company. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the State of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in consideration for the capital contribution by Mark Rentschler, the Company issued Downing Street Corp., 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the Order.  The preferred stock carried voting rights which effectively made Downing Street Corp., the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

Downing Street Corp., (“DSC”) is a business consulting firm, for the purpose of advising the company as to potential business combinations.  Mr. Rentschler is the managing director of DSC.

Accordingly, DSC is an affiliated entity.

On September 28, 2007, Darwin Resources Inc. was incorporated in Delaware for the purpose of merging with Vitech America, Inc., a Florida Corporation, so as to effect a re-domicile to Delaware.  The Delaware Corporation is authorized to issue 500,000,000 shares of $0.000001 par value common stock and 8,000,000 shares of $0.000001 par value preferred stock. On September 28, 2007, both Vitech America, the Florida corporation and Darwin Resources, the Delaware corporation, signed and filed Articles of Merger, with the respective states, pursuant to which the Delaware corporation, Darwin Resources, was the surviving entity.  The shareholders of record of Vitech America, Inc. received 1 share of new common stock for every 1 share of Vitech America common stock and 1 share for every 1 share of preferred stock they owned.

On September 28, 2007, the Company changed its name to Darwin Resources Inc. The name was not meant to be indicative of the Company's business plan or purpose. As more fully described herein under the heading "Current Business Plan", Darwin Resources’s current business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

On January 31, 2008, the Company's trading symbol was changed to "DRWN.PK."

Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock.

As of November 14, 2008, the Company is not in negotiations with, nor does it have any agreements with any potential merger candidates.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had $4,298 in cash and current liabilities of $115,323.

We have had no revenues in either the nine months ended September 30, 2008 or  September 30, 2007.  Our operating expenses for the nine months ended September 30, 2008 were $57,377 and were comprised of $18,000 in board compensation and $27,000 in consulting fees related to the administration of the Company, among other expenses.  In 2007, the current management team was not in place for the nine months ended September 30, 2007 and only $6,600 and $9,900 had been incurreed in board compensation and consulting fees, respectively.  Prior to the current management team being put in place, the Company incurred significant costs related to legal fees, transfer agent costs and other court fees associated with managing the Company's affairs through June 21, 2007. Accordingly, we had a net loss of $57,377 and $80,615 for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008 and the year ended December 31, 2007, we received advances totaling $31,750 and $32,701, respectively, from entities affiliated with Mark Rentschler.  While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The Board of Directors of the Company has determined that, subject to stockholder approval, the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of the date of the filing of this Registration Statement, the Company has no cash or other assets under its control. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the Securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations. Darwin Resources currently plans to satisfy its cash requirements for the next 12 months by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Darwin Resources currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees, required periodic filings and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so. Darwin Resources will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with the plan to seek new business opportunities and/or effecting a business combination, the Company may determine to seek to raise funds from the sale of restricted stock or debt securities. The Company has no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in the Certificate of Incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination.

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment.

The Company does not expect to hire any employees during the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. During the quarter ending on September 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.	RISK FACTORS

Not Required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARWIN RESOURCES, INC.

Date: November 14, 2008	By:	/s/ Mark Rentschler
Mark Rentschler
President and Principal Executive Officer