Form 10-K
period 2008-12-31
Darwin Resources, Inc.
filed 2009-04-15
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

702-448-7113

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.000001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2008 the market value was $20,535.  There are approximately 20,534,655 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTC Pink Sheets on that date ($0.001).

APPLICABLE ONLY TO REGISTRANT’S INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under plan confirmed by a court. ☒ Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,534,655 shares of Common Stock, $0.000001 par value, as of December 31, 2008.

(DOCUMENTS INCORPORATED BY REFERENCE)
None

INDEX TO FINANCIAL STATEMENTS

PART I

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intentions or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Darwin Resources, Inc. and its consolidated subsidiaries.

ITEM 1.    BUSINESS

General

Non-Operating Shell Company.

Currently, we are a non-operation shell corporation.  We intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available.  We intend to devote substantially all of our time to identifying potential merger or acquisition candidates.  There can be no assurances that we will enter into such a transaction in the near future or on favorable terms, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

History

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

-
To demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choices in action, bills, notes and property, of every description of the Company.

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

On September 28, 2007, the Company changed its name to Darwin Resources Inc. The name was not meant to be indicative of the Company's business plan or purpose. As more fully described herein under the heading "Current Business Plan", Darwin Resources’ current business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

On January 31, 2008, the Company's trading symbol was changed to "DRWN.PK."

On or about November 14, 2008, our registrations statement filed with the SEC on Form 10 became effective.  Accordingly, we resumed the filing of reporting documentation in an effort to maximize shareholder value.  Our best use and primary attraction as a merger partner or acquisition vehicle is our status as a reporting public company.  Any business combination or transaction may potentially result in significant issuance of shares and substantial dilution to our stockholders.

As of December 31, 2008, the Company is not in negotiations with, nor does it have any agreements with any potential merger candidates.

Current Business Plan

We are a shell company in that we conduct nominal operations and have nominal assets. At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We intend to promote ourselves privately. We have not yet prepared any notices or advertisement. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of our officers and directors. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

Our officers have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing our business purpose. We may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid in stock and not in cash.

We will not restrict its search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and our shareholders will no longer control us.  Furthermore, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

As part of our investigation, our officers and directors may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires, the management of the opportunity and the relative negotiation strength.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Employees

We have no employees. Our business will be managed by our officer and directors, who may become employees. We do not anticipate a need to engage any fulltime employees at this time. The need for employees and their availability will be addressed in connection with our proposed operations.

ITEM 1A.    RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

We Are A Non-Operating Shell Company.

We are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that if identified we will be able to consummate a transaction on terms acceptable to us.

We Have Minimal Assets And Have Had No Operations And Generated No Revenues For Several Years.

We have had no operations and no revenues or earnings from operations for several years. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss, which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Our Auditor Has Risen Doubt As To Whether We Can Continue As A Going Concern.

We have not generated any revenues nor have we had any operations for several years. As of December 31, 2008, we had an accumulated deficit of $180,276. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

We Have Not Paid Dividends To Our Stockholders.

We have never paid, nor do we anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Not Eligible To Sell Our Securities Pursuant To Rule 144, Due To Our Status As A “Blank Check” Company And A “Shell Company ”

We are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Because we are a “blank check” company, Rule 144 of the Securities Act of 1933, as amended (“ Rule 144 ”) is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

Additionally, pursuant to Rule 144, a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until: (a) we have ceased to be a “shell company; (b) we are subject to Section 13 or 15(d) of the
Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-shell company.  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company, any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.

As a result of us being a blank check company and a shell company, it will be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Additionally, as we may not ever cease to be a blank check company or a shell company, investors who hold our securities may be forced to hold such securities indefinitely.

There May Be Conflicts Of Interest Between Our Management And Our Non-Management Stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

The Nature Of Our Proposed Operations Is Highly Speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

The Competition For Business Opportunities And Combinations Is Great.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We Have No Current Agreements In Place For A Business Combination Or Other Transaction, And We Currently Have No Standards For Potential Business Combinations, And As A Result, Our Management Has Sole Discretion Regarding Any Potential Business Combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

We depend on the management experience of our sole officer and director and if we were to lose him it would affect our ability to implement our business plan.

We depend upon the continued services of our sole officer and director, Mark Rentschler. To the extent that his services become unavailable, we will be required to retain one or more other qualified personnel and we may not be able to identify or have the resources to retain such personnel.  Additionally, Mr. Rentschler controls 99% voting control in our Company and it is unlikely other qualified personnel would participate in management without a similar controlling stake which Mr. Rentschler may not agree to transfer or sell.   If Mr. Rentschler were to stop providing services to our Company or funding our operations, we would likely not find another person or entity to replace Mr. Rentschler in a timely manner, if at all.   If Mr. Rentschler were to leave our Company prior to our Company consummating an acquisition that anticipated a change in management, it is likely our business would fail and you would lose your investment.

Our sole officer and director works on a part-time basis and a conflict of interest could potentially arise if he were to serve in a similar capacity for another company and, as a result, our goal to identify and complete a merger may be delayed.

Our sole officer and director is not required to commit his full time to our affairs and is not precluded from serving as an officer or director of any other entity engaged in similar business activities. Mr. Rentschler is also an officer and director of the following companies:
  Andorra Capital Corp.;
  Avenue Exchange Corp.;
  Frontier Resource Corp.;
  Macau Capital Investments, Inc.;
  Pinecrest Investment Group, Inc.;
  Scandia Inc.; and
  Windsor Resources Corp.
Mr. Rentschler has not identified and is not currently negotiating a new business opportunity for us. He is associated or affiliated with entities engaged in business activities similar to those which we intend to conduct. Consequently, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that a conflict of interest shall arise, he will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of the appropriate jurisdictions. However, he will act in what he believes will be in the best interests of our stockholders and our Company.  However, due to such conflicts of interest, we may experience a delay in pursuing our business plan.  If our business plan is delayed our stock price will likely remain at very low prices and you may lose all or part of your investment.

Reporting Requirements May Delay Or Preclude An Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the " Exchange Act ") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We Have Not Conducted Any Market Research Regarding Any Potential Business Combinations.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

We Do Not Plan To Diversify Our Operations In The Event Of A Business Combination.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Any Business Combination Will Likely Result In A Change In Control And In Our Management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present management of the Company and a corresponding reduction in or elimination of participation in the future affairs of the Company.

Reduction Of Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a business entity, which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

We May Be Forced To Rely On Unaudited Financial Statements In Connection With Any Business Combination.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.    PROPERTIES

We share office space and a phone number with our principals at 2202 N. West Shore BLVD, Suite 200, Tampa, Florida 33607.  We do not have a lease and we do not pay rent for the leased space. We do not own any properties nor do we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have had no matters to submit for a vote of security holders.

PART II

ITEM 5.    MARKET REGISTRANT”S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Pink Sheets under the symbol “DRWN.PK”.  Such trading of our common stock is limited and sporadic.

The following Table reflects the high and the low bid information for our common stock for each fiscal quarter during the fiscal year ended December 31, 2008 and 2007.  The bid information was obtained from the National Quotation Bureau and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low

Fiscal Year 2008

December 31, 2008	$0.008	$0.001
September 30, 2008	$0.010	$0.002
June 30, 2008	$0.010	$0.002
March 31, 2008	$0.030	$0.003

Fiscal Year 2007

December 31, 2007	$0.012	$0.003
September 30, 2007	$0.015	$0.005
June 30, 2007	$0.005	$0.005
March 31, 2007	$0.005	$0.005

As of December 31, 2008, there were 163 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities.

None

ITEM 6.    SELECTED FINANCIAL DATA

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934 and are not required to provide information under this item.

ITEM 7.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Plan of Operations - Overview

Our current business objective for the next twelve (12) months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principle business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidates target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flow.  As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months beyond will be paid out of current cash and other current assets on hand and through funds raised through other sources, which may not be available on favorable terms, if at all.  Such costs include filing of Exchange Act reports, and costs related to consummating and acquisition.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 2007

Revenues

Revenues were $0 for the fiscal year ended December 31, 2008 and December 31, 2007.

Operating Expenses

Operating expenses excluding the cost of revenues for the fiscal year ended December 31, 2008 were $74,336 compared to $102,915 for the year ended December 31, 2007.  This 28% decrease in operating expenses was the result of reduced professional fees and a lack of administrative costs attributed to the lack of negotiations and activity related to prospective merger or acquisition candidate.

(Loss) From Operations

Loss from operations for the year ended December 31, 2008 was $76,738 as compared to $103,538 for the year ended December 31, 2007.  The reduction in net loss is directly attributable to the reduction in operating expenses described above.

Net Income (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was ($76,738) for the fiscal year ended December 31, 2008 compared to net loss of $103,538 for the year ended December 31, 2007. Net loss per common share was ($0.00) and ($0.01) for the years ended December 31, 2008 and December 31, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently plan to satisfy the Company's cash requirements for the next 12 months by borrowing from affiliated companies with common ownership or control or directly from our officers and directors and we believe we can satisfy the Company's cash requirements so long as it is able to obtain financing from these affiliated companies.  We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock.  If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.
As of December 31, 2008, the Company had current assets consisting of cash and cash equivalents in the amount of $2,218.  As of December 31, 2008, the Company had current liabilities consisting of a related party payable and accrued expenses of $71,757 and 60,847, respectively.

In connection with the plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.  We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in our certificate of incorporation restricting our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements.

CRITICAL ACCOUNTING ESTIMATES

We are a shell company and, as such, we do not employ critical accounting estimates. Should we resume operations we will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Darwin Resources, Inc.:

We have audited the accompanying balance sheet of Darwin Resources, Inc. (a development stage company) (the “Company”) as of December 31, 2008, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darwin Resources, Inc. (a development stage company), as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no present revenue, had losses of $(76,738) for the year ended December 31, 2008, and has limited working capital. The execution of the Company’s business plan is also dependant upon the ability to obtain outside sources of working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Bartolomei Pucciarelli, LLC
Lawrenceville, New Jersey
April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Darwin Resources, Inc.

We have audited the accompanying balance sheets of Darwin Resources, Inc. (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darwin Resources, Inc., (a development stage company), as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no present revenue. The Capitalization of the Company’s business plan is also dependent upon the amount of additional funds the Company is able to raise in the near future and the time and expenses the Company incurs as it searches for a merger candidate. The Company’s capital resources as of December 31, 2007 are not sufficient to sustain operations or complete its planned activities for the upcoming year unless the Company raises additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ J. Crane CPA, P.C.
Cambridge, Massachusetts, U.S.A.
July 2, 2008

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007
ASSETS

Current Assets
Cash	$2,218	$-

Total Assets	$2,218	$-

	2008	2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related Party Payable (Note 4)	$71,757	$32,701
Accrued Expenses	60,847	20,947
Total Liabilities	132,604	53,648

Commitments and Contingencies (Note 6)

Stockholders' Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 0 shares issued as outstanding at December 31, 2007	$-	$-
Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2008 0 share issued as outstanding at December 31, 2007	$5	$5
Common stock, $0.000001 par value, 500,000,000 shares authorized,
20,534,655 shares issued and outstanding at December 31, 2008
20,534,655 shares issued and outstanding at December 31, 2007	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage *	(180,276)	(103,538)
Total Stockholders' Deficit	$(130,386)	$(53,648)
Total Liabilities and Stockholders' Deficit	$2,218	$-

* Accumulated since June 21, 2007, deficit eliminated of $92,511,065.

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative Period From June 21, 2007(inception of the development stage) to
	2008	2007	December 31, 2008
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses

Board Compensation	24,000	12,600	36,600
Consulting	36,000	18,900	54,900
Investor Relations	-	6,670	6,670
Legal Fees	3,600	11,081	14,681
Other Operating Expenses	10,736	53,664	64,400

Total Operating Expenses	74,336	102,915	177,251

Loss From Operations	(74,336)	(102,915)	(177,251)

Interest Expense	(2,402)	(623)	(3,025)

Net Loss Before Income Taxes	(76,738)	(103,538)	(180,276)

Provision for Income Taxes	-	-	-

Net Loss	$(76,738)	$(103,538)	$(180,276)
Loss Per Common Share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Weighted-Average Shares Used to Compute:
Basic Loss Per Common Share	20,534,655	20,534,655
Diluted Loss Per Common Share	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AS OF DECEMBER 31, 2008

	Preferred Stock, Series B		Common Stock
	Shares	Par $.000001	Shares	Par $.000001	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Balance, December 31, 2006	-	-	20,534,655	21	92,510,934	(92,511,065)	(110)
Quasi-Reorganization, Deficit Eliminated to Additional Paid in Capital - June 21, 2007	-	-	-	-	(92,511,065)	92,511,065	-
Issuance of Preferred Stock for Cash - June 28, 2007	5,000,000	5	-	-	49,995	-	50,000
Net loss						(103,538)	(103,538)

Balance, December 31, 2007	5,000,000	5	20,534,655	21	49,864	(103,538)	(53,648)

Net loss	-	-	--	--	-	(76,738)	(76,738)
Balance, December 31, 2008	5,000,000	5	20,534,655	21	49,864	(180,276)	(130,386)

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Period From June 21, 2007 (inception of the development stage) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(76,738)	$(103,538)	$(180,276)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Accrued Expenses	39,900	20,947	60,847
NET CASH USED IN OPERATING ACTIVITIES	(36,838)	(82,591)	(119,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Related Party Payable	39,056	32,591	71,647
Proceeds From Sale of Stock	-	50,000	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,056	82,591	121,647

INCREASE IN CASH	2,218	-	2,218

CASH - BEGINNING OF PERIOD	$-	$-	$-
CASH - END OF PERIOD	$2,218	$-	$2,218

Supplemental disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Other	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Darwin Resources, Inc. (the "Company") was originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc.  On September 28, 2007, the Company re-incorporated in the State of Delaware, with the Delaware Corporation being the surviving entity.

The Company was originally engaged as a manufacturer and distributor of computer equipment and related markets in Brazil.  The Company evolved into a vertically integrated manufacturer and integrator of complete computer systems and business network systems selling directly to end-users.  A diversified customer base widely distributed throughout Brazil was developed.  In September of 1996, the company had over 8,000 customers and established a clearly defined channel for marketing additional hardware products, such as updated peripheral products, new computers, new network products as well as services, such as internet access services.  The company marketed its products throughout Brazil under the trademarkes EasyNet, MultiShow, and Vitech Vision.

On August 17, 2001, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 01-18857). As a result of the filing, all of the Company's properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On March 14, 2007 the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Southern District of Florida.

On June 21, 2007, pursuant to its Order Granting the "plaintiff’s motion for acceptance of receiver’s report and release of receiver" (the "Order") and to close the case, Brian Goldenberg as receiver of Darwin Resources pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company.   The purpose of appointing the receiver was to determine if the company could be reactivated and operated in such a manner so that the Company can be productive, successful.  Pursuant to Section 607.1432 of the Florida Statutes alternative remedies to dissolution and liquidation would be determine as to whether the Company could be saved. The actions of the receivership include:

- To settle the affairs, collect the outstanding debts, sell and convey the property, real and personal

- To demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation

- To institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation

- Provided that the authority of the receivership is to continue the business of the corporation and not to liquidate its affairs or distribute its assets

- To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

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

On June 28, 2007, in accordance with the order and in lieu of repayment of Mark Rentschler’s capital contribution, the Company issued DSC 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the order. The preferred stock carried voting rights which effectively made DCS the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

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

BASIS OF PRESENTATION

On June 21, 2007 , the a majority of the stockholders of record of the Company approved a plan of quasi-reorganization which called for restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet.  The quasi-reorganization was effective June 21, 2007. Since June 21, 2007, the Company has been in the development stage, and has not commenced principal operations.

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2009, if not sooner. As of December 31, 2008, the company had a total deficit of $180,276 from operations in pursuit of this objective.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $180,276 as of December 31, 2008.

The Company is exploring sources to obtain equity or debt financing. The Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for its profit or growth potential.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Statement

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Company believes that the critical accounting policies and procedures listed below, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents .

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Income Taxes

The Company follows Statement of Financial Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). Under SFAS No. 109, which establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such amounts were not material during the years ended December 31, 2008 and 2007, respectively.

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position(s) on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such amounts required to be recorded under Fin 48 were not material during the years ended December 31, 2008 and 2007, respectively.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Related Party Transactions

Related party transactions are fully disclosed within Darwin Resources, Inc.’s financial statements for the years ended December 31, 2008 and 2007, respectively.

Net Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Stock-Based Compensation

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for by using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement No. 123, as originally issued.

Stock based compensation for the years ended December 31, 2008 and 2007 was $0 and $0, respectively.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiary established in Brazil utilizes the local currency, the "real," as the functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the Wall Street Journal at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity on the balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to classifications used in the 2008 financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $180,276 as of December 31, 2008. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company's President during the years ended December 31, 2008 and 2007 respectively:

Beginning balance payable, as of December 31, 2006	$110
Accrued board compensation	12,600
Interest accrued on outstanding balance	623
Expenses paid on behalf of the Company	19,368
Ending balance payable, as of December 31, 2007	$32,701

Beginning balance payable, as of December 31, 2007	$32,701
Accrued board compensation	24,000
Loan to Company	10,000
Interest accrued on outstanding balance	2,402
Expenses paid on behalf of the Company	2,654
Ending balance payable, as of December 31, 2008	$71,757

Payment terms are undefined and the related party payable bears interest at 5% per annual.

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

The Company's net deferred tax asset as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Net operating loss carry forward	$31,400	$42,400
Valuation allowance	(31,400)	(42,400)
Net deferred tax asset	$-	$-

The components of current income tax expense for the years ended December 31, 2008 and 2007, respectively, consisted of the following:

	December 31, 2008	December 31, 2007
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	31,400	42,400
Change in valuation allowance	(31,400)	(42,400)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2008	December 31, 2007
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	(41%)	(41%)
Tax expense at actual rate	0%	0%

These net operating loss carry forwards begin to expire in 2028.

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

Basic Earning Per Share Computation	2008	2007

Net (Loss) Income	$(76,738)	$(103,538)

(Loss) Income available to common stockholders	$(76,738)	$(103,538)

Basic (Loss) Income per common share	$(0.00)	$(0.01)
Weighted-average shares used to compute:
Basic (Loss) Income per share	20,534,655	20,534,655

Diluted Earning Per Share Computation	2008	2007

Net (Loss) Income	$(76,738)	$(103,538))

(Loss) Income available to common stockholders	$(76,738)	$(103,538))

Diluted (Loss) Income per common share	$(0.00)	$(0.01))
Weighted-average shares used to compute:
Diluted (Loss) Income per share	20,534,655	20,534,655

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation.

 NOTE 8 – STOCKHOLDERS DEFICIT

As of December 31, 2008, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

On September 28, 2007, the Company re-incorporated in the State of Delaware with the Delaware Corporation being the surviving entity.  Upon the re-incorporation and through the date of this report, the rights and preferences of the Company’s common stock and preferred stock are identified below:

Common stock:

1.	Authorized shares are 500,000,000
2.	Voting rights are equal to one vote per share of stock
3.	Par value of $0.000001

Series A Preferred Stock:

1.	Authorized shares are 3,000,000
2.	Voting rights are equal to one vote per share of stock
3.	Par value of $0.000001

Series B Preferred Stock:

1.	Authorized shares are 5,000,000
2.	Voting rights are equal to the larger of 1,000 votes per share of stock or 51% of the total voting rights of the Company’s stockholders when considering all classes of stock.
3.	Par value of $0.000001
4.	The right to the majority of the seats on the Company’s board of directors

On June 28, 2007, the company’s sole officer and director, Mark Rentschler, purchased 5,000,000 shares of the company’s Series B Preferred Stock, issued to DSC, by court order dated June 21, 2007 in lieu of repayment of approximately $50,000 in debts Mark Rentschler had incurred during the process of managing the affairs of the company during 2007 and 2006, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1)            Previous Independent Auditors:

        (i) On April 9, 2009, our Board of Directors (the “Board”) received notice from J. Crane CPA, P.C. (“Crane”) that Crane was resigning as the Company's independent registered public accounting firm.  On April 9, 2009, we engaged Bartolomei Pucciarelli, LLC (“Bartolomei”) as our principal independent accountant.  This decision to engage Bartolomei was ratified by the majority approval of our Board of Directors.

(ii) Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in Crane's audit report on the financial statements for the past two years, the principal accountant’s report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was not modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through Crane’s resignation on April 9, 2009, Crane disclosed the uncertainty regarding our ability to continue as a going concern in its accountant’s report on the financial statements for us.  There has been no other disagreements between us and Crane on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Crane would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(iii) Our Board of Directors approved the decision to engage Bartolomei.

(iv) In connection with its review of financial statements through April 9, 2009, other than the disclosure listed in subparagraph (ii), there have been no disagreements with Crane on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Crane would have caused them to make reference thereto in their report on the financial statements.

(v)  During the two most recent audit periods ending December 31, 2006 and 2007 and the interim periods through April 9, 2009 there have been no other reportable events with us as set forth in Item 304(a) (i) (v) of Regulation S-K.

(vi) We requested that Crane furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as an Exhibit to Form 8/A filed on April 15, 2009 and incorporated herein by reference.

(2)    New Independent Accountants:

(i)  We engaged Bartolomei as our new independent auditors as of April 9, 2009.  Prior to such date, we did not consult with Bartolomei regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 3008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE.

The following individual was serving as our executive officer on December 31, 2008:

Name	Age	Position

Mark Rentschler	51	President, CEO, Director, Secretary, Treasurer

Mark Rentschler (51) Mr. Rentschler has served as our Chief Executive Officer, Interim Chief Financial Officer, President, Secretary, Treasurer, and director since June 21, 2007.  Since 2002, Mr. Rentschler has been employed as a consultant, assisting corporations with the implementation of internal procurement programs and the development of supplier diversity programs.  He specializes in developing procurement standards for purchased products and procedures for reviewing, approving and implementing those standards.  Mr. Rentschler received his Bachelors of Science in Fundamental Science from Lehigh University, Bethlehem PA in 1979, and his Ph.D. in Geology from Stanford University, Stanford CA, in 1989.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

ITEM 11.    EXECUTIVE COMPENSATION

(a)	Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer for the years ended September 30, 2008 and 2007 (collectively, the "Named Executive Officer").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Rentschler, CEO	2008
	2007

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mark Rentschler	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Rentschler	24,000	0	0	0	0	0	24,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2008, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
Common	Mark Rentschler	0	0%
Preferred	Mark Rentschler	5,000,000	100%

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2008 for the following:

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
Common	Mark Rentschler	0	0%
Preferred	Mark Rentschler	5,000,000	100%

(1) Each share of series B preferred stock entitles the holder thereof to 1,000 votes for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders.  Additionally, the preferred stock, as a whole, have been awarded voting rights such that the voting rights of the preferred stockholders will always be equal to at least 51% of the voting rights in the Company's securities, namely common stock and preferred stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $5,555 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended December 31, 2008 and $0 in audit related fees for the fiscal year ended December 31, 2007. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007.

All Other Fees

There were no other professional services rendered by our principle accountant during the last two years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bartolomei as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a)                 Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2008 are filed as part of this report.
(1)                 Financial statements of the Company and its subsidiaries.
(2)                 Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits

3.01	Certificate of Incorporation (1)
3.02	By-laws (1)
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1) Previously filed on August 14, with Form 10-12G

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARWIN RESOURCES, INC.

Date: April 15, 2009	By:	/s/ Mark Rentschler
Mark Rentschler
President and Principal Executive Officer