Form 10-Q
period 2009-03-31
Darwin Resources, Inc.
filed 2009-06-16
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 000-21369

DARWIN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-1762478
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

2202 N. West Shore Blvd, Suite 200, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(702) 448-7113
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,534,655 common shares outstanding as of June 9, 2009.

DARWIN RESOURCES, INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS

Current Assets
Cash	$-	$2,218

Total Assets	$-	$2,218

	2009	2008
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$769	$-
Related Party Payable (Note 4)	78,675	71,757
Accrued Liabilities	70,822	60,847
Total Liabilities	150,266	132,604

Commitments and Contingencies (Note 6)

Stockholders' Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 0 shares issued as outstanding at December 31, 2008	-	-
Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2009 0 share issued as outstanding at December 31, 2008	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized,
20,534,655 shares issued and outstanding at March 31, 2009
20,534,655 shares issued and outstanding at December 31, 2008	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage *	(200,156)	(180,276)
Total Stockholders' Deficit	(150,266)	(130,386)
Total Liabilities and Stockholders' Deficit	$-	$2,218

* Accumulated since June 21, 2007, deficit eliminated of $92,511,065.

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Cumulative Period From June 21, 2007(inception of the development stage) to
	2009	2008	March 31, 2009
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses

Board Compensation	6,000	6,000	42,600
Consulting	9,000	9,000	63,900
Investor Relations	-	-	6,670
Legal Fees	-	-	14,681
Other Operating Expenses	3,962	1,529	68,362

Total Operating Expenses	18,962	16,529	196,213

Loss From Operations	(18,962)	(16,529)	(196,213)

Interest Expense	(918)	(528)	(3,943)

Net Loss Before Income Taxes	(19,880)	(17,057)	(200,156)

Provision for Income Taxes	-	-	-

Net Loss	$(19,880)	$(17,057)	$(200,156)
Loss Per Common Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted-Average Shares Used to Compute:
Basic Loss Per Common Share	20,534,655	20,534,655
Diluted Loss Per Common Share	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative Period From June 21, 2007 (inception of the development stage) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,880)	$(17,057)	$(200,156)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Accrued Expenses	9,975	10,225	70,822
NET CASH USED IN OPERATING ACTIVITIES	(9,905)	6,832	(129,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	769	-	769
Proceeds From Related Party Payable	6,918	6,832	78,565
Proceeds From Sale of Stock	-	-	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,687	6,832	129,334

(DECREASE) INCREASE IN CASH	(2,218)	-	-

CASH - BEGINNING OF PERIOD	$2,218	$-	$-
CASH - END OF PERIOD	$-	$-	$-

Supplemental disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Other	$-	$-	$-

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

The Company was originally engaged as a manufacturer and distributor of computer equipment in Brazil.  The Company evolved into a vertically integrated manufacturer and integrator of complete computer systems and business network systems selling directly to end-users.  A diversified customer base widely distributed throughout Brazil was developed.  In September of 1996, the company had over 8,000 customers and established a clearly defined channel for marketing additional hardware products, such as updated peripheral products, new computers, new network products as well as services, such as internet access services.  The company marketed its products throughout Brazil under the trademarks EasyNet, MultiShow, and Vitech Vision.

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

On June 28, 2007, in accordance with the order and in lieu of repayment of Mark Rentschler’s capital contribution, the Company issued Downing Street Corporation (“DSC”) 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the order. Mr. Rentschler is the managing director at DSC. The preferred stock carried voting rights which effectively made DCS the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2009, if not sooner. As of March 31, 2009, the company had a total deficit of $200,156 from operations in pursuit of this objective.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $200,156 as of March 31, 2009.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party payables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
Income Taxes

The Company follows Statement of Financial Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). Under SFAS No. 109, which establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such amounts were not material during the three months ended March 31, 2009 and 2008, respectively.

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position(s) on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such amounts required to be recorded under FIN No. 48 were not material during the years ended March 31, 2009 and 2008, respectively.

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

Related Party Transactions

Related party transactions are fully disclosed within Darwin Resources, Inc.’s financial statements for the three months ended March 31, 2009 and 2008, respectively.

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

Stock based compensation for the three months ended March 31, 2009 and 2008 was $0 and $0, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to classifications used in the 2009 financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $200,156 as of March 31, 2009. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company's President during the three months ended March 31, 2009:

Beginning balance payable, as of December 31, 2008	$71,757
Accrued board compensation	6,000
Interest accrued on outstanding balance	918
Ending balance payable, as of March 31, 2009	$78,675

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

The Company's net deferred tax asset as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Net operating loss carry forward	$39,400	$31,400
Valuation allowance	(39,400)	(31,400)
Net deferred tax asset	$-	$-

The components of current income tax expense for the three months ended March 31, 2009 and 2008, respectively, consisted of the following:

	March 31, 2009	March 31, 2008
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	8,000	31,400
Change in valuation allowance	(8,000)	(31,400)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2009	March 31, 2008
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	(41%)	(41%)
Tax expense at actual rate	0%	0%

These net operating loss carry forwards of approximately $200,000 begin to expire in 2028.

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

Basic Earning Per Share Computation	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net (Loss) Income	$(19,880)	$(17,057)

(Loss) Income available to common stockholders	$(19,880)	$(17,057)

Basic (Loss) Income per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Basic (Loss) Income per share	20,534,655	20,534,655

Diluted Earning Per Share Computation	2009	2008

Net (Loss) Income	$(19,880)	$(17,057)

(Loss) Income available to common stockholders	$(19,880)	$(17,057)

Diluted (Loss) Income per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Diluted (Loss) Income per share	20,534,655	20,534,655

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation.

 NOTE 8 – STOCKHOLDERS DEFICIT

As of March 31, 2009, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the three months ended March 31, 2009 and March 31, 2008. Please refer to the Form 10-K filed with the SEC on April 15, 2009, which included the Company’s audited consolidated financial statements as of December 31, 2008 and 2007.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission April 15, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Company Overview

Currently, we are a non-operating shell corporation.  We intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available.  We intend to devote substantially all of our time to identifying potential merger or acquisition candidates.  There can be no assurances that we will enter into such a transaction in the near future or on favorable terms, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

Plan of Business

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

On March 31, 2008, the Company's trading symbol was changed to "DRWN.PK."

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

As of June 9, 2009, the Company is not in negotiations with, nor does it have any agreements with any potential merger candidates.

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

Results of Operations

Revenues

Revenues were $0 for the three months ended March 31, 2009 and March 31, 2008.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $18,962 compared to $16,529 for the three months ended March 31, 2008.  Operating expenses were comparable and included board compensation and consulting fees, among other expenses.  The lack of significant expenses during each period is attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

(Loss) From Operations

Loss from operations for the three months ended March 31, 2009 was $19,880 as compared to $17,057 for the three months ended March 31, 2008.  The increase in net loss is directly attributable to the increase in operating expenses described above.

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

As of March 31, 2009, the Company had current assets consisting of cash and cash equivalents in the amount of $0.  As of March 31, 2009, the Company had current liabilities consisting of a bank overdraft, related party payables and accrued expenses of $769, $78,675 and $70,822, respectively.

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

MATERIAL TRENDS AND UNCERTAINTIES

We are a shell company. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our business, which in turn will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.
Management's conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2008 and 2007, and for the lack of segregation of duties and responsibilities within the Company.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)  Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
2.	We will increase management oversight of accounting and reporting functions in the future.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.	OTHER INFORMATION.

NONE.

ITEM 6.	EXHIBITS.

Exhibits.
No.	Description
31.1	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARWIN RESOURCES, INC.
(Registrant)

Date: June 9, 2009	By:	/s/ Mark Rentschler
Mark Rentschler
Chief Executive Officer, Principle Accounting Officer