Form 10-Q
period 2009-06-30
Darwin Resources, Inc.
filed 2009-08-14
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from ________________to ________________

Commission file number 000-21369

DARWIN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-1762478

State or other jurisdiction of Incorporation or organization	(IRS Employer Identification Number)

2202 N. West Shore Blvd, Suite 200, Tampa, FL	33607

(Address of principal executive offices)	(Zip Code)

(702) 448-7113
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,534,655 common shares outstanding as of August 14, 2009.

DARWIN RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	2009	2008

ASSETS

Current Assets
Cash	$132	$2,218

Total Assets	$132	$2,218

	2009	2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Related Party Payable (Note 4)	$85,738	$71,757
Accrued Liabilities	90,477	60,847

Total Liabilities	176,215	132,604

Commitments and Contingencies (Note 6)

Stockholders’ Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized, 20,534,655 shares issued and outstanding at June 30, 2009 and December 31, 2008	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage *	(225,973)	(180,276)

Total Stockholders’ Deficit	(176,083)	(130,386)

Total Liabilities and Stockholders’ Deficit	$132	$2,218

* Accumulated since June 21, 2007, deficit eliminated of $92,511,065.

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					Cumulative Period From June 21, 2007 (inception of the development stage) to June 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net Sales	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—

Gross Profit (loss)	—	—	—	—	—

Operating Expenses

Board Compensation	6,000	6,000	12,000	12,000	48,600
Consulting	9,000	9,000	18,000	18,000	72,900
Investor Relations	500	—	876	—	7,170
Legal	—	2,100	—	2,100	13,181
Other Operating Expenses	9,254	1,543	12,840	3,600	79,116

Total Operating Expenses	24,754	18,643	43,716	35,700	220,967

Loss from Continuing Operations	(24,754)	(18,643)	(43,716)	(35,700)	(220,967)

Interest Expense	(1,063)	—	(1,981)	—	(5,006)

Net Loss Before Income Taxes	(25,817)	(18,643)	(45,697)	(35,700)	(225,973)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(25,817)	$(18,643)	$(45,697)	$(35,700)	$(225,973)

Loss Per Common Share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Common Share	20,534,655	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Period From June 21, 2007 (inception of the development stage) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(45,697)	$(35,700)	$(225,973)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Accrued Expenses	29,630	19,950	90,477
NET CASH USED IN OPERATING ACTIVITIES	(16,067)	(15,750)	(135,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Related Party Payable	13,981	15,750	85,628
Proceeds From Sale of Stock	—	—	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,981	15,750	135,628

(DECREASE) INCREASE IN CASH	(2,086)	—	132

CASH - BEGINNING OF PERIOD	$2,218	$—	$—

CASH - END OF PERIOD	$132	$—	$132

Supplemental disclosure:

Cash Paid for Interest	$—	$—	$—
Cash Paid for Income Taxes	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Other	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Darwin Resources, Inc. (the “Company”) was originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc. On September 28, 2007, the Company re-incorporated in the State of Delaware, with the Delaware Corporation being the surviving entity.

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

On August 17, 2001, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 01-18857). As a result of the filing, all of the Company’s properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On March 14, 2007 the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Southern District of Florida.

On June 21, 2007, pursuant to its Order Granting the “plaintiff’s motion for acceptance of receiver’s report and release of receiver” (the “Order”) and to close the case, Brian Goldenberg as receiver of Darwin Resources pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company. The purpose of appointing the receiver was to determine if the company could be reactivated and operated in such a manner so that the Company can be productive and successful. Pursuant to Section 607.1432 of the Florida Statutes alternative remedies to dissolution and liquidation would be determined as to whether the Company could be saved. The actions of the receivership include:

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

CHANGE OF CONTROL

On May 15, 2007, Mark Rentschler contributed an estimated $50,000 as paid in capital to the Company. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant’s business operations. Such expenses include, without limitation, fees to reinstate the Company’s corporate charter with the state of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant’s transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in accordance with the order and in lieu of repayment of Mark Rentschler’s capital contribution, the Company issued Downing Street Corporation (“DSC”) 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the order. Mr. Rentschler is the managing director at DSC. The preferred stock carried voting rights which effectively made DCS the holder of approximately 99% of the voting rights in the Company’s outstanding common and preferred stock. The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company’s outstanding common and preferred stock.

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

On September 28, 2007, the Company changed its name to Darwin Resources Inc. The name was not meant to be indicative of the Company’s business plan or purpose. As more fully described herein under the heading “Current Business Plan”, Darwin Resources’ current business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

On January 31, 2008, the Company’s trading symbol was changed to “DRWN.PK.”

BASIS OF PRESENTATION

On June 21, 2007, the majority of the stockholders of record of the Company approved a plan of quasi-reorganization which called for restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective June 21, 2007. Since June 21, 2007, the Company has been in the development stage, and has not commenced principal operations.

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2009, if not sooner. As of June 30, 2009, the company had a total deficit of $225,973 from operations in pursuit of this objective.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $225,973 as of June 30, 2009.

The Company is exploring sources to obtain equity or debt financing. The Company intends to participate in one or more as yet unidentified business ventures, which management may select after reviewing the business opportunities for its profit or growth potential.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party payables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Income Taxes

The Company follows Statement of Financial Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). Under SFAS No. 109, which establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It establishes financial accounting assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such amounts were not material during the six and three months ended June 30, 2009 and 2008, respectively.

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position(s) on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Such amounts required to be recorded under FIN No. 48 were not material during the six and three months ended June 30, 2009 and 2008, respectively.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

Related Party Transactions

Related party transactions are fully disclosed within Darwin Resources, Inc.’s financial statements for the six and three months ended June 30, 2009 and 2008, respectively.

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

Stock based compensation for the six and three months ended June 30, 2009 and 2008 was $0 and $0, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to classifications used in the 2009 financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $225,973 as of June 30, 2009. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company’s President during the six months ended June 30, 2009:

Beginning Balance Payable, as of December 31, 2008	$71,757

Accrued Board Compensation	12,000
Interest Accrued on Outstanding Balance	1,981
Ending Balance Payable, as of June 30, 2009	$85,738

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

The Company’s net deferred tax asset as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Net Operating Loss Carry Forward	$49,900	$31,400
Valuation Allowance	(49,900)	(31,400)

Net Deferred Tax Asset	$—	$—

The components of current income tax expense for the three months ended June 30, 2009 and 2008, respectively, consisted of the following:

	June 30, 2009	June 30, 2008

Current Federal Tax Expense	$—	$—
Current State Tax Expense	—	—
Change in NOL Benefits	10,500	31,400
Change in Valuation Allowance	(10,500)	(31,400)

Income Tax Expense	$—	$—

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2009	June 30, 2008

Tax Expense (Credit) at Statutory Rate-federal	(35%)	(35%)
State Tax Expense Net of Federal Tax	(6%)	(6%)
Changes in Valuation Allowance	(41%)	(41%)

Tax Expense at Actual Rate	0%	0%

These net operating loss carry forwards of approximately $226,000 begin to expire in 2028.

NOTE 6 - COMMITMENTS & CONTINGENCIES

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 7 - LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Basic and Diluted Loss Per Share Computation	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Net Loss	$(25,817)	$(18,643)

Loss Available to Common Stockholders	$(25,817)	$(18,643)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655

Basic and Diluted Loss Per Share Computation	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net Loss	$(45,697)	$(35,700)

Loss Available to Common Stockholders	$(45,697)	$(35,700)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Common Share	20,534,655	20,534,655

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation.

NOTE 8 – STOCKHOLDERS DEFICIT

As of June 30, 2009, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

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

NOTE 9 – SERIES B PREFERRED STOCK OWNERSHIP

The Company has restated information regarding Downing Street Corp. The articles of incorporation for Downing Street Corp., (DSC) were not filed with the Florida Secretary of State. The articles of incorporation for DSC where signed and filed on August 6, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the six and three months ended June 30, 2009 and June 30, 2008. Please refer to the Form 10-K filed with the SEC on April 15, 2009, which included the Company’s audited consolidated financial statements as of December 31, 2008 and 2007.

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

Plan of Business

History

Darwin Resources, Inc. (the “Company”) was originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc. On September 28, 2007, Darwin Resources, Inc., merged with Vitech America, Inc., so as to effect a redomicile to Delaware and a name change. Darwin Resources, Inc., was incorporated in Delaware for the purpose of merging with Vitech America, Inc.

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

On August 17, 2001, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 01-18857). As a result of the filing, all of the Company’s properties were transferred to a United States Trustee and the Company terminated all of its business operations. The Bankruptcy Trustee has disposed of all of the assets. On March 14, 2007, the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Southern District of Florida.

On June 21, 2007, pursuant to its Order Granting the “plaintiff’s motion for acceptance of receiver’s report and release of receiver” (the “Order”) and to close the case, Brian Goldenberg as receiver of the Company pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company. The purpose of appointing the receiver was to determine if the Company could be reactivated and operated in such a manner so that the Company can be productive and successful. Pursuant to Section 607.1432 of the Florida Statutes, alternative remedies to dissolution and liquidation would be determined as to whether the Company could be saved. The actions of the receivership include:

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

Change of Control

On May 15, 2007, Mark Rentschler contributed an estimated $50,000 as paid in capital to the Company. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant’s business operations. Such expenses include, without limitation, fees to reinstate the Company’s corporate charter with the State of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant’s transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in consideration for the capital contribution by Mark Rentschler, the Company issued Downing Street Corp., 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the Order. The preferred stock carried voting rights which effectively made Downing Street Corp., the holder of approximately 99% of the voting rights in the Company’s outstanding common and preferred stock. The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company’s outstanding common and preferred stock.

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

On September 28, 2007, the Company changed its name to Darwin Resources Inc. The name was not meant to be indicative of the Company’s business plan or purpose. As more fully described herein under the heading “Current Business Plan”, Darwin Resources’ current business plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

On June 30, 2008, the Company’s trading symbol was changed to “DRWN.PK.”

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

We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8K’s, 10K’s, 10Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “Exchange Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues

Revenues were $0 for the three months ended June 30, 2009 and June 30, 2008.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $24,754 compared to $18,643 for the three months ended June 30, 2008. Operating expenses were comparable and included board compensation and consulting fees, among other expenses. The lack of significant expenses during each period is attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended June 30, 2009 was $25,817 as compared to $18,643 for the three months ended June 30, 2008. The increase in net loss is directly attributable to the increase in operating expenses described above.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Revenues

Revenues were $0 for the six months ended June 30, 2009 and June 30, 2008.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $43,716 compared to $35,700 for the six months ended June 30, 2008. Operating expenses were comparable and included board compensation and consulting fees, among other expenses. The lack of significant expenses during each period is attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the six months ended June 30, 2009 was $45,697 as compared to $35,700 for the six months ended June 30, 2008. The increase in net loss is directly attributable to the increase in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

We currently plan to satisfy the Company’s cash requirements for the next 12 months by borrowing from affiliated companies with common ownership or control or directly from our officers and directors and we believe we can satisfy the Company’s cash requirements so long as it is able to obtain financing from these affiliated companies. We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

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

As of June 30, 2009, the Company had current assets consisting of cash and cash equivalents in the amount of $132. As of June 30, 2009, the Company had current liabilities consisting of related party payables and accrued expenses of $85,738 and $90,477, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.

Management’s conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2008 and 2007, and for the lack of segregation of duties and responsibilities within the Company.

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS.

Exhibits. No.	Description

31.1	Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARWIN RESOURCES, INC. (Registrant)

Date: August 14, 2009	By:	/s/ Mark Rentschler

Mark Rentschler Chief Executive Officer, Principle Accounting Officer