Form 10-Q
period 2009-09-30
Darwin Resources, Inc.
filed 2009-11-25
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting Company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes [ X ]    No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [ X ]    No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,534,655 common shares outstanding as of September 30, 2009.

DARWIN RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS
Current Asset
Cash	$438	$2,218

Total Assets	$438	$2,218

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$1,448	$-
Related Party Payable (Note 4)	91,738	71,757
Accrued Expenses	107,332	60,847

Total Liabilites	200,518	132,604

Commitments and Contingencies (Note 6)

Stockholders' Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-

Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized, 20,534,655 shares issued and outstanding at September 30, 2009 and December 31, 2008	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage*	(249,970)	(180,276)
Total Stockholders' Deficit	(200,080)	(130,386)
Total Liabilities and Stockholders' Deficit	$438	$2,218

* Accumulated since June 21, 2007, deficit eliminated of $92,511,065.

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30		Cumulative Period from June 21, 2007 (inception of development stage) to September 30, 2009

	2009	2008	2009	2008
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses
Board Compensation	6,000	6,000	18,000	18,000	54,600
Consulting	9,000	9,000	27,000	27,000	81,900
Investor Relations	370	-	1,246	-	7,916
Legal	2,280	747	2,280	2,848	16,961
Other Operating Expenses	6,347	5,930	19,187	8,433	83,587

Total Operating Expenses	(23,997)	(21,677)	(67,713)	(56,281)	(244,964)

Loss from Continuing Operations	(23,997)	(21,677)	(67,713)	(56,281)	(244,964)

Interest Expense	-	-	1,981	1,096	5,006

Net Loss Before Income Taxes	(23,997)	(21,677)	(69,694)	(57,377)	(249,970)

Provison for Income Taxes	-	-	-	-

Net Loss	$(23,997)	$(21,677)	$(69,694)	$(57,377)	$(249,970)

Loss Per Common Share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative Period from June 21, 2007 (inception of development stage) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(69,694)	$(57,377)	$(249,970)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non Cash Consulting Fees	-	-	50,000
Changes in Assets and Liabilities
Increase in Accounts Payable	1,448	-	1,448
Increase in Accrued Expenses	46,485	29,925	107,222
NET CASH USED IN OPERATING ACTIVITES	(21,761)	(27,452)	(91,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Related Party Payable	19,981	31,750	91,738
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,981	31,750	91,738

(DECREASE) INCREASE IN CASH	(1,780)	4,298	438

CASH - BEGINNING OF PERIOD	2,218	-	-
CASH - END OF PERIOD	$438	$4,298	$438

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Other	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007. The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

On June 21, 2007, a majority of the stockholders of record of the Company approved a plan of quasi-reorganization which called for restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet.  The quasi-reorganization was effective June 21, 2007. Since June 21, 2007, the Company has been in the development stage.

Darwin Resources, Inc is a development stage company devoting substantially all of its efforts to grow organically and to establishing new business opportunities.

The Company’s management believes the Company is a development stage entity as it is in the process of attempting to acquire assets, namely that of a potential albeit currently unidentified merger candidate, and is also exploring various forms of financing and capital structures in order to facilitate a possible merger with a merger candidate.

Since June 21, 2007, the Company has undertaken development stage operations, and as such, has determined June 21, 2007 to be the inception date of the development stage.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $249,970 as of September 30, 2009.

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

On June 21, 2007, pursuant to its Order Granting the "plaintiff’s motion for acceptance of receiver’s report and release of receiver" (the "Order") and to close the case, Brian Goldenberg as receiver of Darwin Resources pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company.   The purpose of appointing the receiver was to determine if the company could be reactivated and operated in such a manner so that the Company can be productive and successful.  Pursuant to Section 607.1432 of the Florida Statutes alternative remedies to dissolution and liquidation would determine as to whether the Company could be saved. The actions of the receivership include:

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

CHANGE OF CONTROL

On May 15, 2007, Mark Rentschler paid an estimated $50,000 worth of expenses on behalf of the company.  The Company reimbursed Mr. Rentschler with shares of the Company’s common stock. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the state of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in accordance with the order and in lieu of repayment of Mark Rentschler’s capital contribution, the Company issued Dawning Street Corporation (“DSC”) 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the order. Mr. Rentschler is the managing director at DSC. The preferred stock carried voting rights which effectively made DCS the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

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

Fair Value of Financial Instruments

Disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party payables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Income Taxes

The Company adopted the provisions of ASC No. 740, “Accounting for Uncertainty in Income Taxes - an interpretation of ASC Statement 730” (“ASC No. 740”), (formerly known as “FIN No. 48”), in August 2009. ASC 740 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting ASC 740 and there are no interests or penalties accrued as management believes the Company has no uncertain tax positions at September 30, 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2005-2008 remain open to examination by the I.R.S. and state authorities.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products.

Sales are recognized upon shipment of products to customers. Expenses are accounted for as a direct reduction to revenues.

During the three and nine months ended September 30, 2009 and 2008, the Company recorded revenues of $0 and $0 for the nine months ended September 30, 2009 and 2008, and $0 and $0 for the three months ended September 30, 2009 and 2008, respectively.

Related Party Transactions

Related party transactions are fully disclosed within Darwin Resources, Inc.’s financial statements for the nine and three months ended September 30, 2009 and 2008, respectively.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

During the three and nine months ended September 30, 2009 and 2008, the Company a net loss per common share, basic and diluted was $0 and $0 for the nine months ended September 30, 2009 and 2008, and $0 and $0 for the three months ended September 30, 2009 and 2008, respectively.  The weighted-average of shares used was 20,534,655.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations. Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures. Forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Stock based compensation for the nine and three months ended September 30, 2009 and 2008 was $0 and $0, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to classifications used in the 2009 financial statements.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $249,970 as of September 30, 2009. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company's President during the nine months ended September 30, 2009:

Beginning Balance Payable, as of December 31, 2008	$71,757
Accrued Board Compensation	18,000
Interest Accrued on Outstanding Balance	1,981
Ending Balance Payable, as of September 30, 2009	$91,738

Beginning on July 1, 2009 interest is no longer being accessed on outstanding balance.

NOTE 5 - COMMITMENTS & CONTINGENCIES

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 6 - LOSS PER SHARE

Loss per common share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Basic and Diluted Loss Per Share Computation	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net Loss	$(23,997)	$(21,677)

Loss Available to Common Stockholders	$(23,997)	$(21,677)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655

Basic and Diluted Loss Per Share Computation	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net Loss	$(69,694)	$(57,377)

Loss Available to Common Stockholders	$(69,694)	$(57,377)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Common Share	20,534,655	20,534,655

 NOTE 7 – STOCKHOLDERS DEFICIT

As of September 30, 2009, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

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
4.	The right to the majority of the seats on the Company’s board of directors

On June 28, 2007, the company’s sole officer and director, Mark Rentschler, received 5,000,000 shares of the company’s Series B Preferred Stock, issued to DSC, by court order dated June 21, 2007 in lieu of repayment of approximately $50,000 in debts Mark Rentschler had incurred during the process of managing the affairs of the company during 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the nine and three months ended September 30, 2009 and September 30, 2008. Please refer to the Form 10-K filed with the SEC on April 15, 2009, which included the Company’s audited consolidated financial statements as of December 31, 2008 and 2007.

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

Company Overview

Currently, we are a development stage corporation.  We are growing organically and intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available.  We intend to devote substantially all of our time to identifying potential merger or acquisition candidates.  There can be no assurances that we will enter into such a transaction in the near future or on favorable terms, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

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

Change of Control

On May 15, 2007, Mark Rentschler paid an estimated $50,000 worth of expenses on behalf of the company.  The Company reimbursed Mr. Rentschler with shares of the Company’s common stock. The Company is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the State of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in consideration for the capital contribution by Mark Rentschler, the Company issued Dawning Street Corp., 5,000,000 shares of its newly created Series B Preferred Stock, which represented approximately 19.58% of the total ownership of the Company as of June 6, 2008 in accordance with the Order.  The preferred stock carried voting rights which effectively made Dawning Street Corp., the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

Dawning Street Corp., (“DSC”) is a business consulting firm, for the purpose of advising the company as to potential business combinations.  Mr. Rentschler is the managing director of DSC.

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

On June 30, 2008, the Company's trading symbol was changed to "DRWN.PK."

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

As of September 30, 2009, the Company is not in negotiations with, nor does it have any agreements with any potential merger candidates.

Current Business Plan

We are a development stage company. At this time, our purpose is to grow organically as well as to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenues

Revenues were $0 for the three months ended September 30, 2009 and September 30, 2008.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $23,997 compared to $21,677 for the three months ended September 30, 2008.  Operating expenses were comparable and included board compensation and consulting fees, among other expenses.  The lack of significant expenses during each period is attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended September 30, 2009 was $23,997 as compared to $21,677 for the three months ended September 30, 2008.  The increase in net loss is directly attributable to the increase in operating expenses described above.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues were $0 for the nine months ended September 30, 2009 and September 30, 2008.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $69,694 compared to $57,377 for the nine months ended September 30, 2008.  Operating expenses were comparable and included board compensation and consulting fees, among other expenses.  The lack of significant expenses during each period is attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the nine months ended September 30, 2009 were $69,694 compared to $57,377 for the nine months ended September 30, 2008.  The increase in net loss is directly attributable to the increase in operating expenses described above.

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

As of September 30, 2009, the Company had current assets consisting of cash and cash equivalents in the amount of $438.  As of September 30, 2009, the Company had current liabilities consisting of related party payables and accrued expenses of $91,738 and $107,332, respectively.

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

MATERIAL TRENDS AND UNCERTAINTIES

We are a development stage company. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our business, which in turn will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our consolidated financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

Share-Based Compensation - US GAAP requires public companies to expense employee share-based payments (including options, restricted stock units and performance stock units) based on fair value.  We must use our judgment to determine key factors in determining the fair value of the share-based payment, such as volatility, forfeiture rates and the expected term in which the award will be outstanding.

Revenue recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products. Sales are recognized upon shipment of products to customers.

Sales are recognized upon shipment of products to customers. Expenses are accounted for as a direct reduction to revenues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

DARWIN RESOURCES, INC.
(Registrant)

Date: November 24, 2009	By:	/s/ Mark Rentschler
Mark Rentschler
Chief Executive Officer, Principle Accounting Officer