Form 10-K
period 2009-12-31
Darwin Resources, Inc.
filed 2010-04-12
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.000001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ]  Yes    [X]   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes    [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X]  Yes    [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2009 the market value was $20,535.  There are approximately 20,534,655 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTC Pink Sheets on that date ($0.001).

APPLICABLE ONLY TO REGISTRANT’S INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under plan confirmed by a court.   [X]  Yes    [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,534,655 shares of Common Stock, $0.000001 par value, as of April 9, 2010.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Darwin Resources, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

General

Non-Operating Shell Company.

Currently, we are a non-operating shell corporation.  We intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available.  We intend to devote a substantial amount of our time to identifying potential merger or acquisition candidates.  There can be no assurances that we will enter into such a transaction in the near future or on favorable terms, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

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

On June 21, 2007, pursuant to its Order Granting the "plaintiff’s motion for acceptance of receiver’s report and release of receiver" (the "Order") and to close the case, Brian Goldenberg as receiver of the Company pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company.   The purpose of appointing the receiver was to determine if the Company could be reactivated and operated in such a manner so that the Company can be productive and successful.  Pursuant to Section 607.1432 of the Florida Statutes, alternative remedies to dissolution and liquidation would be determined as to whether the Company could be saved. The powers of the receivership include:

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

On September 28, 2007, Darwin Resources Inc. was incorporated in Delaware for the purpose of merging with Vitech America, Inc., a Florida Corporation, so as to effect a re-domicile to Delaware.  The Delaware Corporation is authorized to issue 500,000,000 shares of $0.000001 par value common stock and 8,000,000 shares of $0.000001 par value preferred stock. On September 28, 2007, both Vitech America, the Florida corporation and Darwin Resources, the Delaware corporation, signed and filed Articles of Merger, with their respective states, pursuant to which the Delaware corporation, Darwin Resources, was the surviving entity.  The shareholders of record of Vitech America, Inc. received 1 share of new common stock for every 1 share of Vitech America common stock and 1 share for every 1 share of preferred stock they owned.

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

Current Business Plan

We are a shell company in that we conduct nominal operations and have nominal assets. At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who orwhich desire the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash orother assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's, 10Q’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of our officers and directors. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which maybe available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

Our officers have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing our business purpose. We may from time to time utilize outside consultants or advisors to effectuate our business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid in stock and not in cash.

We will not restrict our search for any specific kind of businesses, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.On the consummation of a transaction, it is probable that the present management and our present control shareholders will no longer control us.  Furthermore, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisitioncan be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated withour attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

GOVERNMENT REGULATIONS

As a registered corporation, Darwin Resources, Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "34 Act") which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K.  The 34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.

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

Employees

We have no employees. Our business will be managed by our officer and directors, who may become employees. We do not anticipate a need to engage any full time employees at this time. The need for employees and their availability will be addressed in connection with our proposed operations.

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

We Have Minimal Assets And Have Had No Operations And Generated No Revenues For Several Years.

We have had no operations and no revenues or earnings from operations for several years. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss, which will increase continuously until we can consummatea business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Our Auditor Has Risen Doubt As To Whether We Can Continue As A Going Concern.

We have not generated any revenues nor have we had any operations for several years. As of December 31, 2009, we had an accumulated deficit of $270,011. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

We are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "pennystock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Because we are a “blank check” company, Rule 144 of the Securities Act of 1933, as amended (“ Rule 144 ”) is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

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
  Genetic Vector, Inc.;
  Pinecrest Investment Group, Inc.; and
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

We May Be Forced To Rely On Unaudited Financial Statements In Connection With Any Business Combination.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however,that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of PennyStocks.

Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including arequirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. Therequired penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

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

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PERCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Pink Sheets under the symbol “DRWN.OB”.  Such trading of our common stock is limited and sporadic.

The following Table reflects the high and the low bid information for our common stock for each fiscal quarter during the fiscal year ended December 31, 2009 and 2008.  The bid information was obtained from the National Quotation Bureau and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low

Fiscal Year 2009

December 31, 2009	$0.011	$0.003
September 30, 2009	$0.010	$0.003
June 30, 2009	$0.006	$0.001
March 31, 2009	$0.004	$0.001

Fiscal Year 2008

December 31, 2008	$0.008	$0.001
September 30, 2008	$0.010	$0.002
June 30, 2008	$0.010	$0.002
March 31, 2008	$0.030	$0.003

As of December 31, 2009, there were 163 holders of record of our common stock.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 2008

Revenues

Revenues were $0 for the fiscal year ended December 31, 2009 and December 31, 2008.

Operating Expenses

Operating expenses excluding the cost of revenues for the fiscal year ended December 31, 2009 were $87,754 compared to $74,336 for the year ended December 31, 2008.  This 18% increase in operating expenses was the result of professional fees and an increase of administrative costs attributed to negotiations and activity related to prospective merger or acquisition candidate.

(Loss) From Operations

Loss from operations for the year ended December 31, 2009 was $89,735 as compared to $76,738 for the year ended December 31,2008.  The increase in net loss is directly attributable to the increase in operating expenses described above.

Net Income (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $89,735 for the fiscal year ended December 31, 2009 compared to net loss of $76,738 for the year ended December 31, 2008. Net loss per common share was ($0.00) and ($0.00) for the years ended December 31, 2009 and December 31, 2008, respectively.

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

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock.  If such additional restricted sharesof common stock are issued, our shareholders will experience a dilution in their ownership interest. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

As of December 31, 2009, the Company had current assets consisting of cash and cash equivalents in the amount of $404.  As of December 31, 2009, the Company had current liabilities consisting of accounts payable, a related party payable, and loans payable - other of $5,000, $97,738 and $117,787, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Darwin Resources, Inc.

We have audited the accompanying balance sheets of Darwin Resources, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years ended December 31, 2009 and December 31, 2008. Darwin Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darwin Resources, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years ended December 31, 2009 and December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $220,000 and $130,000 as of December 31, 2009 and 2008, respectively, has had net losses of $89,735, $76,738 and $270,011 for the years ended December 31, 2009 and 2008 and for the period June 21, 2007 (date of Inception) through December 31, 2009., respectively, and has an accumulated deficit of approximately $270,000 and $180,000 as of December 31, 2009 and 2008, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Bartolomei Pucciarelli, LLC
Lawrenceville, NJ
April 9, 2010

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS
Current Asset
Cash	$404	$2,218

Total Assets	$404	$2,218

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$5,000	$-
Related Party Payable (Note 4)	97,738	71,757
Loans Payable - Other (Note 4)	117,787	60,847

Total Liabilites	220,525	132,604

Commitments and Contingencies (Note 6)

Stockholders' Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008	-	-

Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized, 20,534,655 shares issued and outstanding at December 31, 2009 and December 31, 2008	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage*	(270,011)	(180,276)
Total Stockholders' Deficit	(220,121)	(130,386)
Total Liabilities and Stockholders' Deficit	$404	$2,218

*Accumulated since, June 21, 2007, deficit eliminated of $92,511,065

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Year Ended December 31,		Cumulative Period from June 21, 2007 (inception of development stage) to
	2009	2008	December 31, 2009

Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-

Operating Expenses
Board Compensation	24,000	24,000	60,600
Consulting	36,000	36,000	90,900
Investor Relations	1,726	-	8,396
Legal	2,280	3,600	16,961
Other Operating Expenses	23,748	10,736	88,148

Total Operating Expenses	87,754	74,336	265,005

Loss from Continuing Operations	(87,754)	(74,336)	(265,005)

Interest Expense	(1,981)	(2,402)	(5,006)

Net Loss Before Income Taxes	(89,735)	(76,738)	(270,011)

Provison for Income Taxes	-	-	-

Net Loss	$(89,735)	$(76,738)	$(270,011)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' (DEFICIT)
AS OF DECEMBER 31, 2009

	Preferred Stock, Series B		Common Stock		Additional	Deficit Accumulated During the
	Shares	Par $.000001	Shares	Par $.000001	Paid In Capital	Development Stage	Total

Balance, December 31, 2006	-	$-	20,534,655	$21	$92,510,934	$(92,511,065)	$(110)
Quasi-Reorganization, Deficit Eliminated to Additional Paid in Capital - June 21, 2007	-	-	-	-	(92,511,065)	92,511,065	-
Issuance of Preferred Stock for Cash - June 28, 2007	5,000,000	5	-	-	49,995	-	50,000

Net loss						(103,538)	(103,538)
Balance, December 31, 2007	5,000,000	5	20,534,655	21	49,864	(103,538)	(53,648)

Net loss						(76,738)	(76,738)
Balance, December 31, 2008	5,000,000	5	20,534,655	21	49,864	(180,276)	(130,386)

Net loss	-	-	-	-	-	(89,735)	(89,735)
Balance, December 31, 2009	5,000,000	$5	20,534,655	$21	$49,864	$(270,011)	$(220,121)

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Year End December 31, 2009	Year End December 31, 2008	Cumulative Period from June 21, 2007 (inception of development stage) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(89,735)	$(76,738)	$(270,011)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non Cash Consulting Fees	-	-	50,000

Changes in Assets and Liabilities
Increase in Accounts Payable	5,000	-	5,000

NET CASH USED IN OPERATING ACTIVITES	(84,735)	(76,738)	(215,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Loans Payable - Other	56,940	39,900	121,556
Proceeds From Related Party Payable	25,981	39,056	93,859
NET CASH PROVIDED BY FINANCING ACTIVITIES	82,921	78,956	215,415

(DECREASE) INCREASE IN CASH	(1,814)	2,218	404

CASH - BEGINNING OF PERIOD	2,218	-	-
CASH - END OF PERIOD	$404	$2,218	$404

Supplemental Disclosure:

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Other	$-	$-	$-

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

The Company anticipates that after an exhaustive search, the Company’s management will have identified and entered into a letter of intent to merge with another company by the end of 2010, if not sooner. As of December 31, 2009, the company had a total deficit of $270,011 from operations in pursuit of this objective.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $270,011as of December 31, 2009.

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

Income Taxes

The Company adopted the provisions of ASC No. 740, “Accounting for Uncertainty in Income Taxes - an interpretation of ASC Statement 730” (“ASC No. 740”), (formerly known as “FIN No. 48”), in August 2009. ASC 740 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting ASC 740 and there are no interests or penalties accrued as management believes the Company has no uncertain tax positions at December 31, 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2006-2009 remain open to examination by the I.R.S. and state authorities.

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

The Company did not earn any revenue in 2009 and 2008.

Related Party Transactions

Related party transactions are fully disclosed within Darwin Resources, Inc.’s financial statements for years ended December 31, 2009 and 2008, respectively.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

During the three and twelve months ended December 31, 2009 and 2008, the Company a net loss per common share, basic and diluted was $0 and $0 for the twelve months ended December 31, 2009 and 2008, and $0 and $0 for the three months ended December 31, 2009 and 2008, respectively.  The weighted-average of shares used was 20,534,655.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations. Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Stock based compensation for the twelve and three months ended December 31, 2009 and 2008 was $0 and $0, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $270,011 as of December 31, 2009. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cash flows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - LOANS PAYABLE

(A) Related Party

The table below details transactions for the related party payable to entities affiliated with the Company's President during the years ended December 31, 2009 and 2008 respectively:

Beginning balance payable, as of December 31, 2007	$32,701
Accrued board compensation	24,000
Loan to Company	10,000
Interest accrued on outstanding balance	2,402
Expenses paid on behalf of the Company	2,654
Ending balance payable, as of December 31, 2008	$71,757

Beginning balance payable, as of December 31, 2008	$71,757
Accrued board compensation	24,000
Interest accrued on outstanding balance	1,981
Ending balance payable, as of December 31, 2009	$97,738

Beginning on July 1, 2009 interest is no longer being assessed on outstanding balance.

(B) Loans Payable - Other

During the year ended December 31, 2009 and prior years, an unrelated individual paid expenses on behalf of the Company.  The individual is assisting in the identification of a merger candidate and repayment is expected once a merger transaction is consummated.  The advance was non-interest bearing, unsecured and due on demand.  The balance outstanding as of December 31, 2009 was $117,784 as shown below.

Beginning balance payable, as of December 31, 2008	$60,847
Expenses incurred during the year	56,940
Ending balance payable, as of December 31, 2009	$117,787

NOTE 5 - INCOME TAXES

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company's net deferred tax asset as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Tax Benefit from Net operating loss carry forward	$101,605	$67,800
Valuation allowance	(101,605)	(67,800)
Net deferred tax asset	$-	$-

The components of current income tax expense for the years ended December 31, 2009 and 2008, respectively, consisted of the following:

	December 31, 2009	December 31, 2008
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	33,800	31,400
Change in valuation allowance	(33,800)	(31,400)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2009	December 31, 2008
Tax expense (credit) at statutory rate-federal	(32%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	(38%)	(41%)
Tax expense at actual rate	0%	0%

These net operating loss carry forwards begin to expire in 2029.

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

Basic Earning Per Share Computation	2009	2008

Net (Loss) Income	$(89,735)	$(76,738)

(Loss) Income available to common stockholders	$(89,735)	$(76,738)

Basic (Loss) Income per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Basic (Loss) Income per share	20,534,655	20,534,655

Diluted Earning Per Share Computation	2009	2008

Net (Loss) Income	$(89,735)	$(76,738)

(Loss) Income available to common stockholders	$(89,735)	$(76,738)

Diluted (Loss) Income per common share	$(0.00)	$(0.00)
Weighted-average shares used to compute:
Diluted (Loss) Income per share	20,534,655	20,534,655

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation.

NOTE 8 – STOCKHOLDERS DEFICIT

As of December 31, 2009, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of January 31, 2010 and April 9, 2010, the date the financial statements were issued.

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

(v)  During the two most recent audit periods ending December 31, 2007 and 2008 and the interim periods through September 30, 2009 there have been no other reportable events with us as set forth in Item 304(a) (i) (v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process
The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

Entity Level Controls
There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties
Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.
Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c)	CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will document a formal code of ethics.
(2)
We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.
Subsequent to December 31 2009, we have undertaken the following steps to address the deficiencies stated above:
  Commenced the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE.

The following individual was serving as our executive officer on December 31, 2009:

Name	Age	Position

Mark Rentschler	52	President, CEO, Director, Secretary, Treasurer

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

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until theirsuccessors are elected and qualify.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and personswho own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes inownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of allSection 16(a) forms that they file.

ITEM 11.	EXECUTIVE COMPENSATION

(a)	Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer for the years ended December 31, 2009 and 2008 (collectively, the "Named Executive Officer").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Rentschler, CEO	2009
	2008

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mark Rentschler	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Mark Rentschler	2009	24,000	0	0	0	0	0	24,000
	2008	24,000	0	0	0	0	0	24,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2009, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of itsoutstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
Common	Mark Rentschler	0	0%
Preferred	Mark Rentschler	5,000,000	100%

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2009 for the following:

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

The table below details transactions for the related party payable to entities affiliated with the Company's President during the years ended December 31, 2009 and 2008 respectively:

Beginning balance payable, as of December 31, 2007	$32,701
Accrued board compensation	24,000
Loan to Company	10,000
Interest accrued on outstanding balance	2,402
Expenses paid on behalf of the Company	2,654
Ending balance payable, as of December 31, 2008	$71,757

Beginning balance payable, as of December 31, 2008	$71,757
Accrued board compensation	24,000
Interest accrued on outstanding balance	1,981
Ending balance payable, as of December 31, 2009	$97,738

Beginning on July 1, 2009 interest is no longer being assessed on outstanding balance.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $11,320 for the fiscal year ended December 31, 2009 and $5,555 for the fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended December 31, 2009 and $0 in audit related fees for the fiscal year ended December 31, 2008. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended December 31, 2009 and $0 for the fiscal year ended December 31, 2008.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two years that were not included in the above paragraphs.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2009 are filed as part of this report.
(1)	Financial Statements of the Company and its subsidiaries.
(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits

3.01	Certificate of Incorporation (1)
3.02	By-laws (1)
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)   Previously filed on August 14, with Form 10-12G

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARWIN RESOURCES, INC.

Date: April 12, 2010	By:	/s/ Mark Rentschler
Mark Rentschler
President and Principal Executive Officer