Form 10-Q
period 2010-03-31
Darwin Resources, Inc.
filed 2010-05-14
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

20,534,655 common shares outstanding as of May 14, 2010.

DARWIN RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current Asset
Cash	$366	$404

Total Assets	$366	$404

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$5,000	$5,000
Related Party Payables	223,359	207,385
Accrued Expenses	8,368	8,140

Total Liabilites	236,727	220,525

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage*	(286,251)	(270,011)
Total Stockholders' Deficit	(236,361)	(220,121)
Total Liabilities and Stockholders' Deficit	$366	$404

*Accumulated since, June 21, 2007.

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from June 21, 2007 (inception of development stage) to
	2010	2009	March 31, 2010
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Board Compensation	6,000	6,000	66,600
Consulting	9,000	9,000	99,900
Investor Relations	-	-	8,396
Legal	-	-	16,961
Other Operating Expenses	1,240	3,962	89,388

Total Operating Expenses	16,240	18,962	281,245

Loss from Continuing Operations	(16,240)	(18,962)	(281,245)

Interest Expense	-	(918)	(5,006)

Net Loss Before Income Taxes	(16,240)	(19,880)	(286,251)

Provision for Income Taxes	-	-	-

Net Loss	$(16,240)	$(19,880)	$(286,251)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from June 21, 2007 (inception of development stage) to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,240)	$(19,880)	$(286,251)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non Cash Consulting Fees	-	-	50,000

Changes in Assets and Liabilities
Increase in Accounts Payable	-	-	5,000
Increase in Accrued Expenses	228	10,744	121,784
NET CASH USED IN OPERATING ACTIVITES	(16,012)	(9,136)	(109,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Related Party Payable	15,974	6,918	109,833
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,974	6,918	109,833

(DECREASE) INCREASE IN CASH	(38)	(2,218)	366

CASH - BEGINNING OF PERIOD	404	2,218	-
CASH - END OF PERIOD	$366	$-	$366

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

BASIS OF PRESENTATION AND GOING CONCERN

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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008. The interim results for the period ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $286,251 as of March 31, 2010 and, at presant, operations are being financed by a related party.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On May 15, 2007, Mark Rentschler paid an estimated $50,000 worth of expenses on behalf of the company.  The Company reimbursed Mr. Rentschler with shares of the Company’s common stock. The Company used these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses included, without limitation, fees to reinstate the Company's corporate charter with the state of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in accordance with the Order and in lieu of repayment of Mark Rentschler’s capital contribution, the Company issued Dawning Street Corporation (“DSC”) 5,000,000 shares of its newly created Series B Preferred Stock. On May 1, 2010, Richard Astromwas the managing director at DSC. The preferred stock carried voting rights which effectively made DCS the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

On September 28, 2007, Darwin Resources Inc. was incorporated in Delaware for the purpose of merging with Vitech America, Inc., a Florida Corporation, so as to effect a re-domicile to Delaware.  The Delaware Corporation was authorized to issue 500,000,000 shares of $0.000001 par value common stock and 8,000,000 shares of $0.000001 par value preferred stock. On September 28, 2007, bothVitech America, the Florida corporation and Darwin Resources, the Delaware corporation, signed and filed Articles of Merger, with the respective states, pursuant to which the Delaware corporation, Darwin Resources, was the surviving entity.  The shareholders of record of Vitech America, Inc. received 1 share of new common stock for every 1 share of Vitech America common stock and 1 share for every 1 share of preferred stock they owned.

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

Income Taxes

The Company follows the provisions of ASC No. 740, which requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2009 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2006-2009 remain open to examination by the I.R.S. and state authorities.

Net Loss per Common Share

Basicloss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during each period.  There were no potentially dilutive securities outstanding during the period.

During the three months ended March 31, 2010 and 2009, the Company net loss per common share, basic and diluted was $0 and $0 for the three months ended March 31, 2010 and 2009, respectively.  The weighted-average of shares used was 20,534,655.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to classifications used in the 2010 financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $286,251 as of March 31, 2010. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. The Company believes its outlook is promising and in particular that internal cashflows will improve and sources of external financing will continue to be available upon demand. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The Company is dependent on related parties to fund its operations.  Amounts totaled $223,359 and $207,385 at March 31, 2010 and December 31, 2009, respectively.

NOTE 5 – STOCKHOLDERS DEFICIT

As of March 31, 2010, the Company had 500,000,000 shares of common stock, par value $0.000001, and 8,000,000 shares of preferred stock, $0.000001 par value, authorized to be issued.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has received a non-binding letter of intent with a potential merger partner and preliminary stages of negotiating terms of a potential definitive agreement have started.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The discussion and financial statements contained herein are for the three months ended March 31, 2010 and March 31, 2009. Please refer to the Form 10-K filed with the SEC on April 12, 2010, which included the Company’s audited consolidated financial statements as of December 31, 2008 and 2009.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission April 12, 2010. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Company Overview

Currently, we are a development stage corporation.  We are intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available.  We intend to devote substantially all of our time to identifying potential merger or acquisition candidates.  There can be no assurances that we will enter into such a transaction in the near future or on favorable terms, or that other funding sources will be available.  A more detailed discussion of the current business plan is set forth below.

The Company has received a non-binding letter of intent with a potential merger partner and preliminary stages of negotiating terms of a potential definitive agreement have started.

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

On June 21, 2007, pursuant to its Order Granting the "plaintiff’s motion for acceptance of receiver’s report and release of receiver" (the "Order") and to close the case, Brian Goldenberg as receiver of the Company pursuant to Florida Statue 607, the Eleventh Judicial Circuit, In and For Miami-Dade County, Florida was released as receiver of the Company.  The purpose of appointing the receiver was to determine if the Company could be reactivated and operated in such a manner so that the Company can be productive and successful.  Pursuant to Section 607.1432 of the Florida Statutes, alternative remedies to dissolution and liquidation would be determined as to whether the Company could be saved. The actions of the receivership included:
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
  Provided that the authority of the receivership is to continue the business of the Company and not to liquidate its affairs or distribute its assets
  To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws
In accordance with the Order, on June 21, 2007, Mr. Goldenberg appointed Mark Rentschler as sole interim Director and President.

In September 2007, the Company changed its name to Darwin Resources, Inc.

Change of Control

On May 15, 2007, Mark Rentschler paid an estimated $50,000 worth of expenses on behalf of the company.  The Company reimbursed Mr. Rentschler with shares of the Company’s common stock. The Company used these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the Company's corporate charter with the State of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in consideration for the capital contribution, via the payment of expenses by Mark Rentschler, the Company issued Dawning Street Corp., 5,000,000 shares of its newly created Series B Preferred Stock,.  The preferred stock carried voting rights which effectively made Dawning Street Corp., the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

Dawning Street Corp., (“DSC”) is a business consulting firm, for the purpose of advising the company as to potential business combinations.  Richard Astrom was the managing director of DSC.

On April 27, 2010 Richard Astrom became our sole officer and director.  Accordingly, DSC is an affiliated entity.

On September 28, 2007, Darwin Resources Inc. was incorporated in Delaware for the purpose of merging with Vitech America, Inc., a Florida Corporation, so as to effect a re-domicile to Delaware.  The Delaware Corporation was authorized to issue 500,000,000 shares of $0.000001 par value common stock and 8,000,000 shares of $0.000001 par value preferred stock. On September 28, 2007, bothVitech America, the Florida corporation and Darwin Resources, the Delaware corporation, signed and filed Articles of Merger, with the respective states, pursuant to which the Delaware corporation, Darwin Resources, was the surviving entity.  The shareholders of record of Vitech America, Inc. received 1 share of new common stock for every 1 share of Vitech America common stock and 1 share for every 1 share of preferred stock they owned.

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

On June 30, 2008, the Company's trading symbol was changed to "DRWN."

On October14, 2008, our registrations statement filed with the SEC on Form 10 became effective.  Accordingly, we resumed the filing of reporting documentation in an effort to maximize shareholder value.  Our best use and primary attraction as a merger partner or acquisition vehicle is our status as a reporting public company.  Any business combination or transaction may potentially result in significant issuance of shares and substantial dilution to our stockholders.

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

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and or liabilities and  establish subsidiaries in various businesses.

We intend to promote ourselves privately. We do not intend to engage in any general advertisement. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing the necessary Registrant’s filings with the SEC. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to ourattention through present associations of our officers and directors. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

Our officers have someexperience in managing companies and shall rely upon their own efforts, in accomplishing our business purpose. We may from time to time utilize outside consultants or advisors to effectuate ourbusiness purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid with non-cash compensation.

We will not restrict oursearch for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

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

As part of our investigation, our officers and directors may personally meet with management and key personnel, may visit and inspect facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires, the management of the opportunity and the relative negotiation strength.

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

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established companies which have significantly greater financial and personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Employees

We have no employees. Our business will be managed by our officer and directors, who may become employees. We do not anticipate a need to engage any fulltime employees at this time.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

Revenues were $0 for the three months ended March 31, 2010 and March 31, 2009.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $16,240 compared to $18,962 for the three months ended March 31, 2009.  Operating expenses were comparable and included board compensation and consulting fees, among other expenses.  The lack of significant expenses during each period is attributed to the lack of and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended March 31, 2010 was $16,240 as compared to $18,962 for the three months ended March 31, 2009.  The increase in net loss is directly attributable to the increase in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

We currently plan to satisfy the Company's cash requirements for the next 12 months by borrowing from affiliated companies or directly from our officers and directors and we believe we can satisfy the Company's cash requirements so long as weare able to obtain financing from these affiliated companies.  We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

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

As of March 31, 2010, the Company had current assets consisting of cash and cash equivalents in the amount of $366.  As of March 31, 2010, the Company had current liabilities consisting of related party payables and accrued expenses of  $236,727 and $220,525, respectively.

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

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our financial statements have been prepared assuming we are a “going concern”.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	Management's conclusion is based on, among other things, the lack of segregation of duties and responsibilities within the Company.

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

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting is ineffective.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Darwin Resources officers and directors are not aware of anythreatened or pending litigation to which the Company is a party or which any ofits property is the subject and which would have any material, adverse effect onthe Company.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.	OTHER INFORMATION.

NONE.

ITEM 6.	EXHIBITS.

Exhibits
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

DARWIN RESOURCES, INC. (Registrant)

Date: May 14, 2010	By:	/s/ Richard Astrom
Richard Astrom
Chief Executive Officer, Principle Accounting Officer