Form 10-Q
period 2010-06-30
Darwin Resources, Inc.
filed 2010-08-16
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ X ]    No  [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [     ]    No  [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

20,534,655 common shares outstanding as of August 3, 2010.

DARWIN RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

Current Asset
Cash	$315	$404

Total Assets	$315	$404

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilites
Accounts Payable	$5,500	$5,000
Related Party Payable (Note 4)	239,335	207,385
Accrued Expenses	29,781	8,140

Total Liabilites	274,616	220,525

Commitments and Contingencies (Note 6)

Stockholders' Deficit (Note 8)
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-

Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized, 20,534,655 shares issued and outstanding at June 30, 2010 and December 31, 2009	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage*	(324,191)	(270,011)
Total Stockholders' Deficit	(274,301)	(220,121)
Total Liabilities and Stockholders' Deficit	$315	$404

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,		Cumulative Period from June 21, 2007 (inception of development stage) to
	2010	2009	2010	2009	June 30, 2010

Net Sales	$-	$-	-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses
Board Compensation	12,000	12,000	6,000	6,000	72,600
Consulting	18,000	18,000	9,000	9,000	108,000
Investor Relations	530	876	530	876	8,926
Legal	9,884	-	9,884	-	26,845
Other Operating Expenses	13,766	12,840	12,526	8,879	102,814

Total Operating Expenses	54,180	43,716	37,940	24,755	319,185

Loss from Continuing Operations	(54,180)	(43,716)	(37,940)	(24,755)	(319,185)

Interest Expense	-	(1,981)	-	(1,063)	(5,006)

Net Loss Before Income Taxes	(54,180)	(45,697)	(37,940)	(25,818)	(324,191)

Provison for Income Taxes	-	-	-	-	-

Net Loss	$(54,180)	$(45,697)	(37,940)	$(25,818)	$(324,191)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)	$(0.02)

Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,		Cumulative Period from June 21, 2007 (inception of development stage) to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(54,180)	$(45,697)	$(324,191)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non Cash Consulting Fees	-	-	50,000

Changes in Assets and Liabilities
Increase in Accounts Payable	500	4,409	5,500
Increase in Accrued Expenses	31,950	1,771	33,550
NET CASH USED IN OPERATING ACTIVITES	(21,730)	(39,517)	(235,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Related Party Payable	21,641	37,431	235,456
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,641	37,431	235,456

(DECREASE) INCREASE IN CASH	(89)	(2,086)	315

CASH - BEGINNING OF PERIOD	404	2,218	-
CASH - END OF PERIOD	$315	$132	$315

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008. The interim results for the period ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $324,191 as of June 30, 2010 and, at present, operations are being financed by a related party.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.Fair value approximates carrying value.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $324,191 as of June 30, 2010. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company's President during the six months ended June 30, 2010:

Beginning Balance Payable, as of December 31, 2009	$207,385
Accrued Board Compensation and Other Operating Expenses	31,950
Ending Balance Payable, as of June 30, 2010	$239,335

Beginning on July 1, 2009 interest is no longer being assassed on outstanding balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The discussion and financial statements contained herein are for the Sixand Three months ended June 30, 2010 and June 30, 2009. Please refer to the Form 10-K filed with the SEC on April 12, 2010, which included the Company’s audited consolidated financial statements as of December 31, 2008 and 2009.

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

In accordance with the Order, on June 21, 2007, Mr. Goldenberg appointed Mark Rentschler as sole interim Director and President.

In September 2007, the Company changed its name to Darwin Resources, Inc.

Change of Control

On May 15, 2007, Mark Rentschler paid an estimated $50,000 worth of expenses on behalf of the company.  The Company reimbursed Mr. Rentschler with 5,000,000 shares of the Company’s newly created Series B Preferred Stock, representing 100% of the issued and outstanding shares of preferred stock at that time. The Company used these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses included, without limitation, fees to reinstate the Company's corporate charter with the State of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in consideration for the capital contribution, via the payment of expenses by Mark Rentschler, the Company issued Dawning Street Corp., 5,000,000 shares of its Series B Preferred Stock.  The preferred stock carried voting rights which effectively made Dawning Street Corp., the holder of approximately 99% of the voting rights in the Company's outstanding common and preferred stock.  The voting rights also provided that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in the Company's outstanding common and preferred stock.

Dawning Street Corp., (“DSC”) is a business consulting firm, for the purpose of advising the company as to potential business combinations.  Richard Astrom is the managing director of DSC.

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

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenues

Revenues were $0 for the six months ended June 30, 2010 and June 30, 2009.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $54,180 compared to $43,716 for the six months ended June 30, 2009.  Operating expenses were comparable and included board compensation and consulting fees, among other expenses.  The lack of significant expenses during each period is attributed to the lack of and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the six months ended June 30, 2010 was $54,180as compared to $43,716 for the six months ended June 30, 2009.  The increase in net loss is directly attributable to the increase in operating expenses described above.

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

As of June 30, 2010, the Company had current assets consisting of cash and cash equivalents in the amount of $315.  As of June 30, 2010, the Company had current liabilities consisting of related party payables and accrued expenses of $239,335 and $29,781, respectively.

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

(a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is ineffective.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

DARWIN RESOURCES, INC. (Registrant)

Date: August 14, 2010	By:	/s/ Richard Astrom
Richard Astrom
Chief Executive Officer, Principle Accounting Officer