Form 10-Q
period 2010-09-30
Darwin Resources, Inc.
filed 2010-11-17
CIK 1021282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 000-21369

DARWIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1762478
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2202 N. West Shore Blvd, Suite 200, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(702) 448-7113

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     20,534,655 common shares outstanding as of October 16, 2010.

DARWIN RESOURCES, INC.

TABLE OF CONTENTS

Page
Part I — Financial Information
Item 1 — Financial Statements. (Unaudited)
Balance Sheets as of September 30, 2010 and December 31, 2009	F - 1
Statements of Operations for the Nine and Three Months Ended September 30, 2010 and September 30, 2009	F - 2
Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009.	F - 3
Notes to Financial Statements	F - 4
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.	F - 1
Item 3 — Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4 — Controls and Procedures.	13
Part II — Other Information.	13
Item 1 — Legal Proceedings.	15
Item 1A — Risk Factors.	15
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3 — Defaults Upon Senior Securities.	15
Item 4 — (removed and reserved).
Item 5 — Other Information	15
Item 6 —Exhibits	15
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of Officers Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DARWIN RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Asset
Cash	$291	$404

Total Assets	$291	$404

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts Payable	$-	$5,000
Related Party Payable	256,906	207,385
Accrued Expenses	29,782	8,140

Total Liabilities	286,688	220,525

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value, 3,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Series B Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	5	5
Common stock, $0.000001 par value, 500,000,000 shares authorized, 20,534,655 shares issued and outstanding at September 30, 2010 and December 31, 2009	21	21
Additional Paid in Capital	49,864	49,864
Deficit Accumulated During the Development Stage*	(336,287)	(270,011)
Total Stockholders' Deficit	(286,397)	(220,121)
Total Liabilities and Stockholders' Deficit	$291	$404

*Accumulated since, June 21, 2007, deficit eliminated of $92,511,065

The accompanying notes are an integral part of these financial statements.
F – 1

DARWIN RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,		Cumulative Period from June 21, 2007 (inception of development stage) to September 30,
	2010	2009	2010	2009	2010
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses
Board Compensation	12,000	18,000	-	6,000	72,600
Consulting	27,000	27,000	9,000	9,000	117,900
Investor Relations	530	1,246	-	370	8,926
Legal	11,981	2,280	2,097	2,280	28,942
Other Operating Expenses	14,765	19,187	999	6,348	102,913

Total Operating Expenses	66,276	67,713	12,096	23,998	331,281

Loss from Continuing Operations	(66,276)	(67,713)	(12,096)	(23,998)	(331,281)

Interest Expense	-	(1,981)	-	-	(5,006)

Net Loss Before Income Taxes	(66,276)	(69,694)	(12,096)	(23,998)	(336,287)

Provison for Income Taxes	-	-	-	-	-

Net Loss	$(66,276)	$(69,694)	$(12,096)	$(23,998)	$(336,287)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Shares Used to Compute:
Basic and Diluted Loss Per Share	20,534,655	20,534,655	20,534,655	20,534,655

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		Cumulative Period from June 21, 2007 (inception of development stage) to September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(66,276)	$(69,694)	$(336,287)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non Cash Consulting Fees	-	-	50,000

Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	(5,000)	1,448	-
Increase in Accrued Expenses and Bank Overdraft	21,642	46,485	33,551
NET CASH (USED IN) OPERATING ACTIVITES	(49,634)	(21,761)	(252,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Related Party Payable	49,521	19,981	253,027
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,521	19,981	253,027

(DECREASE) INCREASE IN CASH	(113)	(1,780)	291

CASH - BEGINNING OF PERIOD	404	2,218	-
CASH - END OF PERIOD	$291	$438	$291

The accompanying notes are an integral part of these financial statements.

DARWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED (UNAUDITED) FINANCIAL STATEMENTS

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

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008. The interim results for the period ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a deficit accumulated during the development stage of $336,287 as of September 30, 2010 and, at present, operations are being financed by a related party. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Upon the re-incorporation and through the date of this report, the rights and preferences of the Company’s common stock and preferred stock are identified below:

Common stock:

  Authorized shares are 500,000,000
  Voting rights are equal to one vote per share of stock
  Par value of $0.000001

Series A Preferred Stock:

  Authorized shares are 3,000,000

  Voting rights are equal to one vote per share of stock

  Par value of $0.000001

Series B Preferred Stock:

  Authorized shares are 5,000,000
  Voting rights are equal to the larger of 1,000 votes per share of stock or 51% of the total voting rights of the Company’s stockholders when considering all classes of stock.
  Par value of $0.000001
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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value approximates carrying value.

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

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during each period. There were no potentially dilutive securities outstanding during the period.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to classifications used in the 2010 financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $336,287 as of September 30, 2010. The Company continues to incur expenses as a result of being a public company and also during its search for a merger candidate. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, the Company has refocused its efforts on suitable merger candidates. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLE

The table below details transactions for the related party payable to entities affiliated with the Company's President during the nine months ended September 30, 2010:

Beginning Balance Payable, as of December 31, 2009	$207,385
Accrued Board Compensation and Other Operating Expenses	49,521
Ending Balance Payable, as of September 30, 2010	$256,906

NOTE 5 – SUBSEQUENT EVENT

On November 10, 2010, we filed a preliminary Information Statement pursuant to Rule 14C of the Exchange Act to notify our shareholders that our board of directors and majority of our shareholders have approved a plan whereby we will enter into a proposed Merger Agreement to acquire one hundred percent (100%) ownership of Vigilant Document Services, LLC in exchange for 369,000,000 newly issued shares of common stock, will change our name to Clean Slate, Inc. and will enact a 1:1000 reverse stock split of our common stock which was not yet effective as of the date of this filing. It is anticipated that we will execute the proposed Merger Agreement prior to December 31, 2010 with the former members of the acquired Company owning approximately 80% of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the Nine and Three months ended September 30, 2010 and September 30, 2009. Please refer to the Form 10-K filed with the SEC on April 12, 2010, which included the Company’s audited consolidated financial statements as of December 31, 2008 and 2009.

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

In accordance with the Order, on June 21, 2007, Mr. Goldenberg appointed Mark Rentschler as sole interim Director and President.

In September 2007, the Company changed its name to Darwin Resources, Inc.

Change of Control

On May 15, 2007, Mark Rentschler paid an estimated $50,000 worth of expenses on behalf of the company on June 28, 2007. The Company reimbursed Mr. Rentschler with, the issuance to Dawning Street Corp, 5,000,000 shares of the Company’s newly created Series B Preferred Stock, representing 100% of the issued and outstanding shares of preferred stock at that time. The Company used these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses included, without limitation, fees to reinstate the Company's corporate charter with the State of Florida; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; and costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

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

On October 14, 2008, our Form 10 filing with the SEC became effective.  Accordingly, we resumed the filing of reporting documentation in an effort to maximize shareholder value.  Our best use and primary attraction as a merger partner or acquisition vehicle is our status as a reporting public company.  Any business combination or transaction may potentially result in significant issuance of shares and substantial dilution to our stockholders.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present associations of our officers and directors. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

Our officers have some experience in managing companies and shall rely upon their own efforts, in accomplishing our business purpose. We may from time to time utilize outside consultants or advisors to effectuate our business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid with non-cash compensation.

We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

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

Potential Merger, Reverse Stock Split and Name Change

On November 10, 2010, we filed a preliminary Information Statement pursuant to Rule 14C of the Exchange Act to notify our shareholders that our board of directors and majority of our shareholders have approved a plan whereby we will enter into a proposed Merger Agreement to acquire one hundred percent (100%) ownership of Vigilant Document Services, LLC in exchange for 369,000,000 newly issued shares of common stock, will change our name to Clean Slate, Inc. and will enact a 1:1000 reverse stock split of our common stock which was not yet effective as of the date of this filing. It is anticipated that we will execute the proposed Merger Agreement prior to December 31, 2010 with the former members of the acquired Company owning approximately 80% of our common stock.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

Revenues were $0 for the three months ended September 30, 2010 and September 30, 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $12,096 compared to $23,998 for the three months ended September 30, 2009.  Operating expenses included consulting fees, among other expenses. Operating expenses did not include board compensation for the three months ended September 30, 2010. The lack of significant expenses during each period is attributed to the lack of negotiations and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the three months ended September 30, 2010 was $12,096 as compared to $23,998 for the three months ended September 30, 2009.  The decrease in net loss is directly attributable to the decrease in operating expenses described above.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues were $0 for the nine months ended September 30, 2010 and September 30, 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $66,276 compared to $67,713 for the nine months ended September 30, 2009.  Operating expenses were comparable and included board compensation and consulting fees, among other expenses. The lack of significant expenses during each period is attributed to the lack of and activity related to prospective merger or acquisition candidates.

Loss From Operations

Loss from operations for the nine months ended September 30, 2010 was $66,276 as compared to $67,713 for the nine months ended September 30, 2009.  The decrease in net loss is attributable to conservative spending on operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We currently plan to satisfy the Company's cash requirements for the next 12 months by borrowing from affiliated companies or directly from our officers and directors and we believe we can satisfy the Company's cash requirements so long as we are able to obtain financing from these affiliated companies.  We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

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

As of September 30, 2010, the Company had current assets consisting of cash and cash equivalents in the amount of $291.  As of September 30, 2010 and December 31, 2009, the Company had current liabilities consisting of related party payables and accrued expenses of $286,688 and $220,525, respectively.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 4.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

      Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is ineffective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Darwin Resources officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS.

Exhibits
No.	Description
31.1	Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARWIN RESOURCES, INC. (Registrant)

Date: November 17, 2010	By:	/s/ Richard Astrom
Richard Astrom Chief Executive Officer, Principle Accounting Officer