Form 10-K
period 2010-12-31
Clean Slate, Inc.
filed 2011-04-07
CIK 1021282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-21369

A CLEAN SLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1762478
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1750 Osceola Blvd., West Palm Beach, Florida 33409
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (561) 899-3529

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.000001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2010 the market value was $123,210. There were approximately 20,535,000 shares of our common voting stock held by non-affiliates. This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($0.006).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]      No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      The number of shares outstanding of the registrant's common stock as of March 15, 2011 was 450,020,635.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

A CLEAN SLATE, INC.
FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to A Clean Slate, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

General

We are a legal document preparation company with a system for the practice of bankruptcy law, law firm management and the marketing, management and processing of bankruptcy cases in high volume. We have also developed a support system for obtaining information necessary for the preparation of documentation and pleadings necessary for initiating and completing such bankruptcy cases. Both systems are marketed and sold to law firms specializing in bankruptcy law. Our website address is www.vigilantlegalsolutions.com.

We enter into a services agreement (“Services Agreement”) with each law firm desiring to manage a bankruptcy law practice. Under the terms of the Services Agreement, we customize various documents, forms and programs; including training, coaching and software set up.

Our History

We were originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc. for the business purpose of manufacturing and distributing computer equipment in Brazil. Effective December 10, 2010 we changed our name to A Clean Slate, Inc.

On August 17, 2001, we filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (case no. 01-18857). As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all business operations. The Bankruptcy Trustee disposed of all our assets. On March 14, 2007 the Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Southern District of Florida.

On June 21, 2007, pursuant to the Order Granting the “plaintiff’s motion for acceptance of receiver’s report and release of receiver” (the “Order”), Brian Goldenberg was released as Receiver of the company. In accordance with the Order, Mr. Goldenberg appointed Mark Rentschler as our interim Director and President.

On May 15, 2007, Mr. Rentschler paid an estimated $50,000 worth of expenses on our behalf. We reimbursed Mr. Rentschler with shares of our common stock. We used these funds to pay the costs and expenses necessary to revive our business operations. Such expenses included, without limitation, fees to reinstate our corporate charter with the state of Florida; payment of all past due franchise taxes; settling all past due accounts with our transfer agent; accounting and legal fees; and costs associated with bringing us current with our filings with the Securities and Exchange Commission, etc.

On June 28, 2007, in accordance with the Order and in lieu of repayment of Mr. Rentschler’s capital contribution, we issued to Dawning Street Corporation (“DSC”) 5,000,000 shares of our newly created Series B Preferred Stock. As of May 1, 2010, Richard Astrom was the managing director of DSC and its sole beneficial owner. The preferred stock carries voting rights which effectively makes DCS the holder of approximately 99% of the voting rights of our outstanding common and preferred stock. The voting rights also provide that in no event will the preferred stock voting rights consist of less than 51% of the total voting rights in our outstanding common and preferred stock.

On September 28, 2007, we redomiciled to Delaware and changed our name to Darwin Resources, Inc. Since then and until the merger described below, we were a shell company seeking to effect a merger, acquisition or other business combination with an operating company. On June 30, 2008, our trading symbol was changed to “DRWN” and our common stock is currently quoted for trading on the OTCQB.

On October 14, 2008, our registration statement filed with the SEC on Form 10 became effective. Accordingly, we resumed the filing of reporting documentation in an effort to maximize shareholder value.

On December 27, 2010, we consummated the merger with Vigilant Document Services, LLC, a Florida limited liability company (“VDS”) pursuant to which VDS merged with and into our wholly-owned subsidiary, Clean Slate Acquisition, Inc., a Delaware corporation, as previously disclosed in our Current Report on Form 8-K filed on December 28, 2010 (the “Merger”). After the Merger, our business operations consist of those of VDS. In connection with the Merger, we amended our certificate of incorporation on December 10, 2010 to change our name to A Clean Slate, Inc. Prior to the consummation of the Merger, we were a non-operating shell company with no revenue and minimal assets. As a result of the Merger, we are no longer considered a shell company.

VDS was formed in June 2008 in the State of Florida for the purpose of providing outsourced paralegal services for bankruptcy attorneys in the State of Florida for the preparation of consumer bankruptcy petitions. With the downturn in the economy and property values in Florida, VDS was uniquely poised to provide a niche market service previously unknown in law. Headed by former bankruptcy attorney Scott Forgey, VDS immediately began contracting with bankruptcy attorneys to provide outsourced petition preparation services and client management services. With offices in Jacksonville and Boca Raton, Florida – operations grew to 10 paralegals and over 100 Petitions completed in 2008. The business model also included providing a marketing plan to bankruptcy attorneys for increasing their caseload.

In connection with the Merger:

  We completed a private placement (the “Private Placement”) of 80,000,000 shares of our common stock for proceeds of $100,000. On December 27, 2010 we entered into a Securities Purchase Agreement and a Registration Rights Agreement with 7 separate investors in which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.
  On October 27, 2010, our Board of Directors authorized a 1 for 1,000 reverse stock split (“Reverse Split”) of our issued and outstanding common stock (with no change to the amount of our authorized common stock or the par value). The record date for the Reverse Split was October 27, 2010. Prior to the Reverse Split, there were 20,535,000 shares issued and outstanding. Following the Reverse Split but prior to the Merger and Private Placement closing, there were approximately 20,535 shares issued and outstanding.
  Effective December 10, 2010 we filed with the State of Delaware a Certificate of Amendment to our Certificate of Incorporation changing our name from Darwin Resources, Inc. to A Clean Slate, Inc.
  We filed with the SEC a Registration Statement on Form S-1 (the “Registration Statement”) to register certain of our shares of common stock (the “Registration”) .Within one year of effectiveness of the Registration Statement, we shall redeem (the “Redemption”) all of our currently outstanding Series B Preferred Stock in exchange for $500,000 cash. The use of proceeds from the funds raised in the Private Placement shall be first used to pay the purchase price to redeem the Preferred Stock. At such time that the holder of said Preferred Stock receives the purchase price, said Preferred Stock shall be transferred to us for redemption.
  Richard Astrom, our Chief Executive officer and sole director shall resign effective as of the Redemption, and the directors and officers of VDS, or their designees, shall become our officers and directors.

  Description of Our Business

  We now are a legal document preparation company with a system for the practice of bankruptcy law, law firm management and the marketing, management and processing of bankruptcy cases in high volume. We have also developed a support system for obtaining information necessary for the preparation of documentation and pleadings necessary for initiating and completing such bankruptcy cases. Both systems are marketed and sold to law firms specializing in bankruptcy law. Our website address is www.vigilantlegalsolutions.com.

  We enter into a services agreement (“Services Agreement”) with each law firm desiring to manage a bankruptcy law practice. Under the terms of the Services Agreement, we customize various documents, forms and programs; including training, coaching and software set up.

  We intend to expand our business to address individual consumer needs on an integrated and in-the-home basis with continual professional, personal case management and evaluation of the best possible solutions for the individual. We first plan to offer the financially distressed consumer an opportunity to talk with a professionally trained debt counselor who will discuss their personal situations and help determine the best course of action. This could be debt counseling, or debt reduction services all offered by well-respected third parties. For those consumers whose challenges cannot be solved at this level, we plan to implement an expanded program to assist our network of bankruptcy attorneys to meet with the consumer in the comfort of their homes and offer an integrated Web 2.0 based system that will manage the bankruptcy process from the beginning to discharge.

  Our strategy also includes maintaining and building community and national support for, and recognition of the Company as an ongoing valuable institution solving the financial concerns of the American consumer in a uniquely effective, efficient, humanistic way, always within the guidelines of the existing and proposed local, state and federal regulations. We plan to remove the stigma from the debt and bankruptcy process, expand the opportunities for financial education, career retraining, and attainment and life-long maintenance of a “Clean Slate”.

  We expect to add a new operating division: “The Financial Well-Being Community”. This division, which is still in the planning stage, will focus on providing a continuing support base for the recently discharged bankrupt or “debt-free” consumer who has completed our proposed “Certified Financial Education Program.” It is contemplated that for a modest annual fee, he/she will be provided with on-going individual assistance with financial issues and has the benefits of qualifying for a “Clean Slate” credit card, smart phone, career retraining and other ancillary services.

  Market

  We believe that attorneys and law firms are increasingly looking for opportunities to outsource non-legal functions so that they can focus their efforts on the practice of law. Law firms are under intense pressure to increase efficiency and restrain costs while fulfilling the growing demands of clients. We further believe that outsourcing has become an increasingly attractive choice for law firms as they identify functions outside of their core competency of practicing law that can be performed by non-attorneys and, in turn, help manage their costs and give them the capacity to serve their clients. Increasing case volumes and rising client expectations provide an opportunity for bankruptcy processors that provide efficient and effective services on a timely basis.

  We believe that business and personal bankruptcies are increasing primarily as a result of the high unemployment rate and the number of homeowners who owe more on their mortgages than their home is worth due to deterioration in the residential real estate markets, as well as the re-setting of interest rates on adjustable rate mortgages. Further compounding these trends is the slowing of demand in the residential real estate market in many regions of the United States, which makes it more difficult for borrowers in distress to sell their homes, along with tighter credit requirements for new loan products. The increased volume of bankruptcies has created additional demand for bankruptcy processing services and has served as a growth catalyst for the bankruptcy processing market.

  The Vigilant Bankruptcy System

  Pursuant to a Services Agreements with our law firm customers, we are the exclusive provider to our law firm customers of bankruptcy and other related processing services for corporate and personal (consumer) bankruptcies. These contracts vary in duration and provide for the exclusive referral to us of work related to bankruptcy case files handled by each law firm. All of our customers pay a fixed fee per file (plus adjustments) based on the type of file that we service. After a customer receives a bankruptcy file, we begin to process the file.

  The procedures surrounding the bankruptcy process involve numerous steps, each of which must adhere to strict statutory guidelines and all of which are overseen by attorneys at our law firm customers. We assist these customers with processing bankruptcies, including data entry, supervised document preparation and other non-legal processes.

  More specifically, after the law firm is engaged by the bankruptcy candidate as its legal counsel, we implement our Bankruptcy System by assigning paralegals to the matter who, in turn, assemble the information, documents and fees in order to prepare the bankruptcy Petition. After the Petition is filed, our team completes the post filing work, including preparing the law firm and client for the 341 hearing and any plan in a Chapter 13.

  Upon execution of the Services Agreement, our law firm client is provided with the “Vigilant in a Box” total practice solution. We schedule a number of sessions to fully set up and implement the Vigilant practice solution which includes training and support on “BestCase” bankruptcy software (which our clients must purchase and maintain separately). We train both the attorneys and the support staff in all the critical competencies and use of the system and the operation of a bankruptcy practice. Then we provide manuals for attorneys, support staff, marketing and other documentation needed to manage communication with ease.

  In addition, we provide to our clients a professional and comprehensive Marketing Manual as a means to increase a client’s bankruptcy client base. The marketing training and structures are enhanced by the training and development sessions provided by our expert staff.

  Our paralegals are assigned to a law firm client, who then go to work to discover and document the client’s preferences with document preparation, client management and easiest methods of communication with law firm principals and staff. Our senior paralegals double-check all work for accuracy and completion. Our paralegals are very well educated in the fundamentals of bankruptcy law and process. They are trained to identify any issues as they arise and immediately communicate them to the supervising attorney. Any time a bankruptcy client asks a question that requires legal advice; our paralegal will refer the question to the law firm client, thus avoiding the practice of law. We provide qualified bankruptcy paralegals, none of whom provide legal advice.

  Our bankruptcy paralegals make the first phone and email contact with the bankruptcy client after authorization from the law firm client. The paralegal shepherds them through the pre-filing process, making sure the information, documents and fees arrive at the law firm client’s office.

  Our paralegals are experts in the area of creating bankruptcy petitions with great customer care. They undergo meticulous training in gathering all of the information and documents needed to create complete Petitions to each attorney’s exacting standards and preferences. Moreover, they interact with the client to create a comfortable and safe experience, easing the client’s burden and worries as much as possible. This translates into many fewer calls to the office for support and hand-holding. Also, they encourage referrals to the attorney at the appropriate times.

  Fees.

  Under the Services Agreement with our law firm customers, we are entitled to receive a fee when our law firm customer directs us to begin processing a bankruptcy case file, with the amount of such fixed fee being based upon the type of file or Petition, Chapter 7 or Chapter 13. The balance of the fee is due when the Petition is completed and is ready for filing. Additional fees are due to us for expedited or emergency filings, particularly tough or extensive “business” Petitions or in other difficult cases.

  Technology.

  We utilize the “BestCase” software system that stores, manages and reports on the large amount of data associated with each bankruptcy case file that we service. Under the system, each case file is scanned, stored and tracked digitally, thereby improving record keeping. The system also provides us with real-time information regarding the status of case files. We are constantly working to improve the functionality of our proprietary case management systems and other related IT productivity tools to meet the needs of our customers.

  Our proprietary case management system known as the “Vigilant Bankruptcy System” is critical to our bankruptcy processing service business because it enables us to efficiently and timely service a large number of bankruptcy related case files. Similarly, we rely on our web sites and email notification systems to provide timely, relevant and dependable business and bankruptcy information to our law firm customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

  Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to the marks “Vigilant Bankruptcy System,” and “Vigilant Legal Solutions,” as well as distinctive logos and other marks associated with our print and online publications and services. These measures may not be adequate, may not have secured, or may not be able to secure appropriate protections for all of our proprietary rights in the United States, or third parties may infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to use our trademarks and other proprietary rights for their similar uses. Management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect proprietary rights against any infringement or violation.

  Regulations.

  Each state has adopted laws, regulations and codes of ethics that provide for the licensure of attorneys, which grants attorneys the exclusive right to practice law and places restrictions upon the activities of licensed attorneys. The boundaries of the “practice of law,” however, are indistinct, vary from one state to another and are the product of complex interactions among state law, bar associations and constitutional law formulated by the U.S. Supreme Court. Many states define the practice of law to include the giving of advice and opinions regarding another person’s legal rights, the preparation of legal documents or the preparation of court documents for another person. In addition, all states and the American Bar Association prohibit attorneys from sharing fees for legal services with non-attorneys.

  Pursuant to our standard Services Agreement with our law firm customers, we provide bankruptcy processing services to law firms including procedural and technical advice to attorneys to enable them to prosecute bankruptcy matters on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks: (i) state or local bar associations, state or local prosecutors or other persons may challenge our services as constituting the unauthorized practice of law, (ii) our standard Services Agreement could be deemed to be unenforceable if a court were to determine that such agreements constituted an impermissible fee sharing arrangement between us and our law firm customer; and (iii) applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change in a manner that restricts our operations.

  Competition

  The market for bankruptcy and financially distressed consumer support services is highly fragmented and we believe that it includes a large number of local and regional law firms, debt counseling and consulting firms, as well as document/form provider companies across the country. We also believe that many law firms that would benefit from our bankruptcy support services have in-house departments that provide a number of our services on their client’s behalf. We believe that, in addition to price pressure, the other principal competitive factors in this segment are our ability to attract and retain qualified professionals, our relationships with customers, our reputation and the ability to provide high quality services while still managing engagements effectively.

  Financially distressed consumers demand high service levels from their counsel and the providers of bankruptcy processing services, with their primary concerns being the efficiency and accuracy by which counsel and the provider of processing services can complete the file. Accordingly, bankruptcy processing service firms compete on the basis of efficiency by which they can process files and the quality of their processing services. We believe that increasing case volumes and rising client expectations provide us an opportunity due to our ability to leverage our proprietary case management systems to provide efficient and effective services on a timely basis.

  There are currently a multitude of services available that offer solutions for the “Financially Distressed Consumer”. They can be categorized into 7 main groups:

  Sole practitioner Bankruptcy Attorneys.
  Large Law Firms offering Bankruptcy Services
  Networked Law Firms – Recommending Bankruptcy Attorneys in the Network
  Internet based “Do-It-Yourself, (DIY) form providers
  Debt Counseling Firms
  Debt Consolidation Firms
  Debt Settlement Firms

  While the firms in these “vertical markets” could be considered competitors and would compete with us, these firms do not offer full-service, one-stop solutions to the financially distressed consumer market. The consumer is currently presented with a number of these confusing alternatives.

  As opposed to the limited solution approaches above, we provide access to the appropriate possible solution after the initial screening interface with the distressed consumer. In addition, none of the above firms provide continuing counseling to help with the transition from financially distressed consumer to fiscally sound. Also none of the firms in the above markets offer the range of our projected services.

  The firms below are considered prominent in the marketplace providing a promoted specialty and attempt to attract their business through a variety of TV, Internet, Print and Direct Mail channels.

  Macey and Aleman Bankruptcy Attorneys created Legal Helpers.com. Their web site states that they are a “debt relief” agency helping people to file for bankruptcy relief under the bankruptcy code. They claim to be one of the largest consumer bankruptcy firms in America. Firms in this category are actually providing referrals to local members of their group and provide the same service as sole practitioners and large law firms.
  Money Management International – formerly known as Consumer Credit Counseling Services, Inc. has offices in 24 states and DC. They only offer the single solution, consumer debt counseling and education.
  American Consumer Credit Counseling.com. – Provide credit counseling, debt management, debt consolidation and bankruptcy counseling. They offer limited services with no interactive computer capability or ongoing support afterwards.
  “LegalZoom.com”- This firm provides a myriad of legal forms covering almost all of the possible services that a consumer would require from an attorney. They are not, however, a Law Firm, but a Legal Document Assistant.
  Premier Financial Debt Help is a professional debt settlement company with years of collective experience and knowledge in the debt settlement industry.

  Employees

  We currently do not have any employees, but rather rely upon the efforts of our officers and directors and independent contractors.

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

  Risks Relating to our Business

  We have a limited operating history upon which an evaluation of our prospects can be made.

  We were incorporated in 1993 but just recently acquired pursuant to the Merger in December 2010 by VDS, which was formed in 2008. Our future operations are contingent upon increasing revenues and raising capital for operations. Because we have a limited operating history, you will have difficulty evaluating our business and future prospects. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

  We have limited funds. We have a history of losses, our accountants expressed doubts about our ability to continue as a going concern and we need additional capital to execute our business plan.

  Despite us raising the net proceeds from our December 2010 private placement in the aggregate amount of $100,000, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Prior to the Merger with VDS, we had been a shell company with nominal assets and no operations. We have only conducted operations since our acquisition of VDS. Our future operations are contingent upon increasing revenues and raising capital. Because we have a limited operating history, you will have difficulty evaluating our business and future prospects. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our independent registered public accounting firm, casts substantial doubt about our ability to continue as a going concern. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We expect our current cash on hand to be sufficient for the three months. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

  Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

  Risks Relating to Business Operations of VDS Following the Merger

  VDS is an early stage company and because it has incurred losses, its independent registered public accounting firm expressed doubts about its ability to continue as a going concern.

  At December 31, 2010, the Company’s independent registered public accounting firm for VDS expressed doubt about its ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Its ability to achieve and maintain profitability and positive cash flow will depend on the success of the business of VDS following the Merger.

  If the number of bankruptcy case files VDS handles decreases or fails to increase, its operating results and ability to execute its growth strategy could be adversely affected.

  VDS currently has 10 law firm customers. VDS is paid a fixed fee (subject to adjustment for special circumstances) for each bankruptcy case file referred by these 10 law firms to VDS for petition processing services. Therefore, its success is tied to the number of these case files that each law firm customer generates. VDS’ operating results and ability to execute its growth strategy could be adversely affected if (1) any of its law firm customers lose business from these clients; (2) these clients are affected by changes in the market and industry, enacted legislation or court orders in the states where they do business or by the federal government or other factors that cause them to be unable to pay for the services of its law firm customer or reduce the volume of files referred to its law firm customers and which they direct VDS to process; or (3) its law firm customers are unable to attract additional business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys or staff, or a decrease in the number of bankruptcies in the region in which its law firm customers and VDS does business, including due to market factors or governmental action. A failure by one or more of its law firm customers to pay VDS as a result of these factors could materially impair operations. VDS could also lose any law firm customer if it materially breaches the Services Agreement with such customer.

  Regulation of the legal profession may constrain the operations of VDS’ business, and numerous related issues could impair VDS’ ability to provide professional services to its law firm customers.

  Each state has adopted laws, regulations and codes of ethics that provide for the licensure of attorneys, which grants attorneys the exclusive right to practice law and places restrictions upon the activities of licensed attorneys. The boundaries of the “practice of law,” however, are indistinct, vary from one state to another and are the product of complex interactions among state law, bar associations and constitutional law formulated by the U.S. Supreme Court. Many states define the practice of law to include the giving of advice and opinions regarding another person’s legal rights, the preparation of legal documents or the preparation of court documents for another person. In addition, all states and the American Bar Association prohibit attorneys from sharing fees for legal services with non-attorneys in any form, which includes the referral of cases for a fee.

  Pursuant to VDS’ standard Services Agreement with its law firm customers, it provides bankruptcy-processing services to law firms including procedural and client service advice to attorneys to enable them to prosecute bankruptcy matters on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:

  State or local bar associations, state or local prosecutors or other persons may challenge VDS’ services as constituting the unauthorized practice of law. Any such challenge could have a disruptive effect upon the operations of VDS’ business, including the diversion of significant time and attention of senior management. VDS may also incur significant expenses in connection with such a challenge, including substantial fees for attorneys and other professional advisors. If a challenge to any of these businesses were successful, VDS may need to materially modify its professional services operations in a manner that could adversely affect VDS’ revenues and profitability and VDS could be subject to a range of penalties that could damage its reputation in the legal markets it serves. In addition, any similar challenge to the operations of VDS’ law firm customers could adversely impact their bankruptcy business;

  VDS’ standard Services Agreement could be deemed to be unenforceable if a court were to determine that such agreements constituted an impermissible fee sharing arrangement between VDS and its law firm customer;
  Applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change rules and process for advertising, marketing and client referrals in a manner that restricts or prohibits VDS’ operations. Any such change in laws, policies or practices could increase VDS’ cost of doing business or adversely affect its revenues and profitability; and
  Applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change in a manner that restricts VDS’ operations. Any such change in laws, policies or practices could increase VDS’ cost of doing business or adversely affect its revenues and profitability.

  VDS relies on proprietary case management system, document conversion and review systems, web sites, online networks, Federal Court web sites and ECF systems and a disruption, failure or security compromise of these systems may disrupt its business, damage its reputation and adversely affect its revenues and profitability.

  VDS’ proprietary case management system known as the “Vigilant Bankruptcy System” is critical to its bankruptcy processing service business because it enables it to efficiently and timely service a large number of bankruptcy related case files. Similarly, VDS relies on its web sites and email notification systems to provide timely, relevant and dependable business and bankruptcy information to its law firm customers and each firm’s clients.

  VDS also utilizes the Federal Bankruptcy Court’s mandatory electronic case filing system and protocols (ECF) to prepare all documents and pleadings for filing. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, to VDS’s, the client firms’ or the Federal Bankruptcy Court’s systems and computers could have an adverse impact on operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

  In addition to shutdowns, VDS’ systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information, including sensitive case file data maintained in its proprietary case management systems and financial and credit card information for their law firm customers or their clients.

  As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection and security of personal information, information-related risks are increasing, particularly for businesses like VDS’ that handle a large amount of personal data. Any breaches in the management of all client information as confidential may be imputed to the attorney customers and result in their being subject to discipline by the state and federal court and bar systems, including being fined and losing their license to practice law.

  Disruptions or security compromises of VDS’ systems could result in large expenditures to repair or replace such systems, remedy any security breaches and protect it from similar events in the future. VDS also could be exposed to negligence claims or other legal proceedings brought by its customers or their clients, and VDS could incur significant legal expenses and management’s attention may be diverted from operations in defending VDS against and resolving lawsuits or claims. In addition, if VDS were to suffer damage to its reputation as a result of any system failure or security compromise, its customers and/or their clients could choose to send fewer bankruptcy case files to VDS and/or its law firm customers.

  Further, in the event that any disruption or security compromise constituted a material breach under VDS’ standard Services Agreement, its law firm customers could terminate these agreements. In any of these cases, VDS’ revenues and profitability could be adversely affected.

  VDS’ may be required to incur additional indebtedness or raise additional capital to fund its operations and acquisitions, repay indebtedness and fund capital expenditures and this additional cash may not be available on satisfactory timing or terms or at all.

  VDS’ ability to generate cash depends to some extent on general economic, financial, legislative and regulatory conditions in the markets which VDS serves and as it relates to the industries in which it does business and other factors outside of its control. VDS derives its revenues primarily from bankruptcies. Therefore, legislation, loss mitigation, moratoria and other efforts that significantly mitigate and/or delay bankruptcies may adversely impact VDS’ ability to use cash flow from operations to fund day-to-day operations, to repay indebtedness, when due, to fund capital expenditures, to meet cash flow needs and to pursue any material expansion of its business, including through acquisitions or increased capital spending. VDS may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available at all, at an acceptable cost or on acceptable terms, when needed. In addition, if VDS issues a significant amount of additional equity securities, the market price of its common stock could decline and its stockholders could suffer significant dilution of their interests in VDS.

  VDS is subject to risks relating to litigation due to the nature of its products and services which will impact operations and law firm client retention and recruitment.

  VDS may, from time to time, be subject to or named as a party in libel actions, negligence claims, and other legal proceedings in the ordinary course of business given the technical rules with which its bankruptcy processing business must comply and the strict deadlines these businesses must meet. Given that VDS is performing services for client attorneys that are regulated and governed by the State and Federal Courts, any errors or failures of negligence could be imputed to the client attorney.

  This could create a significant risk to the client attorney and their license to practice law in their state or before the Federal Bankruptcy Courts. Attorneys are understandably very risk averse when it comes to their license to practice law.

  VDS could incur significant legal expenses and management’s attention may be diverted from operations in defending against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against VDS could result in a negative perception and cause the market price of its common stock to decline or otherwise have an adverse effect on operating results and growth prospects. VDS is not currently the subject of any such lawsuits or claims.

  Further, as a result of said negligence or failures in process, timing or product, VDS could endure negative perception amongst attorneys in jurisdictions (the law firm marketplaces) and be unable to secure new and additional law firm customers for its system or result in law firm customers canceling their contracts, refusing to pay or other actions that would negatively impact the ability of VDS to continue processing bankruptcies for law firm clients. This may adversely impact VDS’ ability to use cash flow from operations to fund day-to-day operations, to repay indebtedness, when due, to fund capital expenditures, to meet cash flow needs and to pursue any material expansion of its business, including through acquisitions or increased capital spending.

  VDS relies on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and it may encounter disputes from time to time relating to its use of intellectual property of third parties.

  VDS’ success depends in part on its ability to protect its proprietary rights. It relies on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect its proprietary rights. VDS relies on service mark and trademark protection in the United States to protect the rights to the marks “Vigilant Bankruptcy System,” and “Vigilant Legal Solutions,” as well as distinctive logos and other marks associated with its print and online publications and services. These measures may not be adequate, it may not have secured, or may not be able to secure, appropriate protections for all of its proprietary rights in the United States, or third parties may infringe upon or violate its proprietary rights. Despite its efforts to protect these rights, unauthorized third parties may attempt to use its trademarks and other proprietary rights for their similar uses. Management’s attention may be diverted by these attempts and it may need to use funds in litigation to protect proprietary rights against any infringement or violation.

  VDS may encounter disputes from time to time over rights and obligations concerning intellectual property, and it may not prevail in these disputes. Third parties may raise a claim alleging an infringement or violation of the trademarks, copyright or other proprietary rights of that third party. Some third party proprietary rights may be extremely broad, and it may not be possible for VDS to conduct its operations in such a way as to avoid those intellectual property rights. Any such claim could subject VDS to costly litigation and impose a significant strain on its financial resources and management personnel regardless of whether such claim has merit. VDS’ general liability insurance may not cover potential claims of this type adequately or at all, and VDS may be required to alter the content of its classes or pay monetary damages, which may be significant.

  Risks Related To Our Organization and Our Stock

  Until Redemption of the Series B Preferred Stock, Our CEO Beneficially Owns A Majority Of Our Voting Shares and can Elect our Directors and Control Operations.

  Our CEO, Richard Astrom, beneficially owns 5 million shares of our Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to 1,000 votes for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. Additionally, the preferred stock, as a whole, has been awarded voting rights such that the voting rights of the preferred stockholders will always be equal to at least 51% of the voting rights in our securities, namely common stock and preferred stock. Accordingly, Mr. Astrom can elect all of our directors and control our operations.

  However, in connection with the Merger, we agreed, in part, to redeem (subject to the effectiveness of the Registration Statement) all of our currently outstanding Series B Preferred Stock in exchange for $500,000 cash (the “Redemption”).

  If We Are Unable To Consummate The Redemption Of The Series B Preferred Stock Due To A Lack Of Fund, Our CEO Will Retain Beneficial Ownership Of A Majority Of Our Voting Shares And Can Elect Our Directors And Control Operations.

  If we are unable to consummate the Redemption of the Series B Preferred Stock due to a lack of funds, our CEO, Richard Astrom, will retain beneficial ownership of 5 million shares of our Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to 1,000 votes for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. Additionally, the preferred stock, as a whole, has been awarded voting rights such that the voting rights of the preferred stockholders will always be equal to at least 51% of the voting rights in our securities, namely common stock and preferred stock. Accordingly, Mr. Astrom can elect all of our directors and control our operations.

  Our Common Stock is quoted on the OTC Markets OTCQB, which may limit the liquidity and price of our Common Stock more than if our Common Stock were quoted or listed on the Nasdaq Stock Market or a national exchange.

  Our securities are currently quoted on the OTC Markets OTCQB (the “OTCQB”), an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTCQB may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. As an OTCQB quoted company, we do not attract the extensive analyst coverage that accompanies companies listed on exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB. These factors may have an adverse impact on the trading and price of our Common Stock.

  There has been no active public trading market for our common stock.

  Although our common stock is traded in very limited volumes on the OTCQB, there is currently no active public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair the ability to sell shares of our common stock at the time a stockholder may wish to sell them or at a price considered reasonable. The lack of an active market may also reduce the market value and increase the volatility of our shares of common stock. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

  The trading price of our common stock may decrease due to factors beyond our control.

  Our stock is currently quoted on the OTCQB. The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results,
  changes in general economic conditions,
  changes in market valuations of similar companies,
  post merger announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments, loss of a major supplier, customer, partner or joint venture participant post merger and the addition or loss of key managerial and collaborative personnel.

  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

  The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

  The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

  that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

  The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

  The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

  We depend highly on our current and successor chief executive officer whose unexpected loss may adversely impact our business and with whom we do not have a formal employment agreement.

  Except as set forth below, we currently rely heavily on the expertise, experience and continued services of Richard Astrom, our Chairman and Chief Executive Officer. We presently do not have an employment agreement with Mr. Astrom and there can be no assurance that, until the Redemption, we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives.

  Following the Merger and upon Redemption of Mr. Astrom’s preferred stock, Mr. Astrom shall resign as CEO and Scott Forgey shall succeed as our CEO. We presently do not have an employment agreement with Mr. Forgey, but we anticipate that we will have one at such time that he assumes the role as CEO. Nevertheless, there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives. The unexpected loss of Mr. Forgey CEO may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

  We do not pay dividends on our Common Stock.

  We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

  Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Business And Stock Price.

  Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

  Rule 144 Related Risk.

  The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

  Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

  1% of the total number of securities of the same class then outstanding; or
  the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

  provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

  Restrictions on the reliance of Rule 144 by Shell Companies or former Shell Companies.

  Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

  The issuer of the securities that was formerly a shell company has ceased to be a shell company,
  The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,
  The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
  At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

  As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

  ITEM 1B. UNRESOLVED STAFF COMMENTS

  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

  ITEM 2. PROPERTIES

  We shares office space and a phone number with our principals at 1750 Osceola Blvd., West Palm Beach, Florida 33409. We do not have a lease and we do not pay rent for the leased space. We do not own any properties nor do we lease any other properties. We do not believe we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations as described herein.

  ITEM 3.  LEGAL PROCEEDINGS

  We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

  ITEM 4. (REMOVED AND RESERVED).

  PART II

  ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Our common stock is quoted on the OTCQB published by the OTC Markets Group, Inc. under the symbol “DRWN”. Such trading of our common stock is extremely limited, sporadic and highly volatile.

  The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended December 31, 2010 and 2009. The bid information was obtained from the OTCQB and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on the OTCQB does not necessarily represent its fair market value.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2010*
December 31, 2010	$0.011	$0.003
September 30, 2010	$0.010	$0.003
June 30, 2010	$0.006	$0.001
March 31, 2010	$0.004	$0.001

Fiscal Year 2009
December 31, 2009	$0.008	$0.001
September 30, 2009	$0.010	$0.002
June 30, 2009	$0.010	$0.002
March 31, 2009	$0.030	$0.003

  * The high and low prices of our Common Stock were not adjusted to reflect a 1 for 1,000 reverse split of the Company’s common stock effective December 10, 2010.

  As of January 18, 2011, there were approximately 450,020,635 shares of common stock issued and outstanding and there were 13 holders of record of our common stock not including an indeterminate number of shareholders holding stock in street name.

  We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

  Recent Sales of Unregistered Securities.

  On December 27, 2010, at the closing of the Merger, we issued 369,000,000 shares of our common stock to the former members of VDS in connection with the Merger. The shares of our common stock issued to former members of VDS in connection with the exchange transaction were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act of 1933. These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain or, upon issuance will contain, a legend stating the same.

  On December 27, 2010 we entered into a Securities Purchase Agreement and a Registration Rights Agreement with 7 separate investors in which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.

  Such issuances were conducted pursuant to Section 4(2) of the Securities Act, as amended, and Regulation D promulgated thereunder. As set forth in the Securities Purchase Agreement, the Shares were issued pursuant to the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 and Regulation D promulgated thereunder.

  On December 27, 2010, we issued 1,000,000 shares of our common stock to Legal and Compliance LLC for legal services rendered. Such issuance was conducted pursuant to Section 4(2) of the Securities Act, as amended, and Regulation D promulgated thereunder.

  ITEM 6. SELECTED FINANCIAL DATA

  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion relates to VDS' operations through December 31, 2010. For information related to our operations prior to the Merger with VDS, see our Annual Report on Form 10-K for the year ended December 31, 2009 and all other reports filed with the Securities and Exchange Commission.

  Overview

  We now are a legal document preparation company with a system for the practice of bankruptcy law, law firm management and the marketing, management and processing of bankruptcy cases in high volume. We have also developed a support system for obtaining information necessary for the preparation of documentation and pleadings necessary for initiating and completing such bankruptcy cases. Both systems are marketed and sold to law firms specializing in bankruptcy law. Our website address is www.vigilantlegalsolutions.com.

  We enter into a services agreement (“Services Agreement”) with each law firm desiring to manage a bankruptcy law practice. Under the terms of the Services Agreement, we customize various documents, forms and programs; including training, coaching and software set up.

  Our strategy also includes maintaining and building community and national support for, and recognition of the Company as an ongoing valuable institution solving the financial concerns of the American consumer in a uniquely effective, efficient, humanistic way, always within the guidelines of the existing and proposed local, state and federal regulations. We plan to remove the stigma from the debt and bankruptcy process, expand the opportunities for financial education, career retraining, and attainment and life-long maintenance of a “A Clean Slate”.

  We expect to add a new operating division: “The Financial Well-Being Community”. This division, which is still in the planning stage, will focus on providing a continuing support base for the recently discharged bankrupt or “debt-free” consumer who has completed our proposed “Certified Financial Education Program.” It is contemplated that for a modest annual fee, he/she will be provided with on-going individual assistance with financial issues and has the benefits of qualifying for a “A Clean Slate” credit card, smart phone, career retraining and other ancillary services.

  Economic Environment

  The last four years have produced a record number of “Financially Distressed Consumers” around the World. It is estimated that there are upwards of 30 million people in the US who are at least 30 days or more behind on their debt payments. Based on a study of unemployment levels through June 2010 by the U.S. Department of Labor, and the National Bureau of Economic Research, 13 States have recorded record unemployment levels of 10% or more: (Nevada 14.4%, Michigan 13.1%, California-12.4%, Rhode Island 11.8%, Florida 11.7%, South Carolina 11.6% Indiana 10.2%, Illinois 10.1%, Ohio 10.1% and Kentucky, Mississippi, and Georgia, all at 10%). This situation has forced millions of consumers to default levels that had not been seen since the Great Depression. From a low of 4.3% unemployment in November 2006, the National average had climbed to more than 10.5% in January 2010 according to a report from the U.S. Bureau of Labor Statistics. Accordingly, more than 1.3 million bankruptcies, representing a $3 Billion market were filed in 2009 and they are on track to grow by more than 30% this year. 50% of the consumers who should file bankruptcy are un-served.

  The crisis knows no age and gender boundaries.

  Consider Generation Xr's. Figures from the US Department of Education show 7% of borrowers of Federal Student loans defaulted within two years of beginning repayment, up from 6.7% the previous year. There are more than $730 Billion of Educational Loans outstanding. This represents more than $5 Billion of Loan defaults.

  Retired Senior Americans are not immune either. According to a recent article in “Total Bankruptcy, LLC” they are becoming engulfed in consumer debt and filing bankruptcy in record numbers as a result.

  As of June 2010 the statistics are alarming:

  Total US consumer debt: $2.4 Trillion
  US credit card default rate: 13.01%
  US credit card 60 day delinquency rate: 4.27%
  47 Million mortgages in the US: almost 30% “underwater”.

  Present Solutions Vs. Our Strategy

  Solutions to a consumer’s financial problems are currently provided by a plethora of independent and networked legal, counseling, debt consolidation, debt settlement, and loan modification and short sale firms. Some of these firms are primarily based on the Internet with Do-It-Yourself (DIY), “Self-Help” forms. Others utilize TV and other media outlets to advertise their services and attract the “financially distressed”.

  Unfortunately, many of the messages are confusing and the results questionable, resulting in recent government legislation to reign in the unscrupulous tactic of “up front pay, no result” companies. In addition, there are “age-old” stigmas and integrity concerns associated with the present confusing solutions offered to the “Credit Card/Mortgage/Banking/Bankruptcy” dilemma for the consumer.

  To date, we are unaware of companies who have developed a “one stop solution” for the Financially Distressed consumer. We have recognized a need to provide a simple; beginning to end program, personally tailored, evaluation based, with alternative solutions and continuing support for the financial challenges the consumer faces. The consumer needs to leave the “Financially Distressed Community and attain membership in the “Financial Well-Being Community” with “A Clean Slate” and then have access to the tools to remain there, financially independent, on a life-long basis, with dignity.

  Market

  We believe that attorneys and law firms are increasingly looking for opportunities to outsource non-legal functions so that they can focus their efforts on the practice of law. Law firms are under intense pressure to increase efficiency and restrain costs while fulfilling the growing demands of clients. We further believe that outsourcing has become an increasingly attractive choice for law firms as they identify functions outside of their core competency of practicing law that can be performed by non-attorneys and, in turn, help manage their costs and give them the capacity to serve their clients. Increasing case volumes and rising client expectations provide an opportunity for bankruptcy processors that provide efficient and effective services on a timely basis.

  We believe that business and personal bankruptcies are increasing primarily as a result of the high unemployment rate and the number of homeowners who owe more on their mortgages than their home is worth due to deterioration in the residential real estate markets, as well as the re-setting of interest rates on adjustable rate mortgages. Further compounding these trends is the slowing of demand in the residential real estate market in many regions of the United States, which makes it more difficult for borrowers in distress to sell their homes, along with tighter credit requirements for new loan products. The increased volume of bankruptcies has created additional demand for bankruptcy processing services and has served as a growth catalyst for the bankruptcy processing market.

  Regulations.

  Each state has adopted laws, regulations and codes of ethics that provide for the licensure of attorneys, which grants attorneys the exclusive right to practice law and places restrictions upon the activities of licensed attorneys. The boundaries of the “practice of law,” however, are indistinct, vary from one state to another and are the product of complex interactions among state law, bar associations and constitutional law formulated by the U.S. Supreme Court. Many states define the practice of law to include the giving of advice and opinions regarding another person’s legal rights, the preparation of legal documents or the preparation of court documents for another person. In addition, all states and the American Bar Association prohibit attorneys from sharing fees for legal services with non-attorneys.

  Pursuant to our standard Services Agreement with our law firm customers, we provide bankruptcy processing services to law firms including procedural and technical advice to attorneys to enable them to prosecute bankruptcy matters on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks: (i) state or local bar associations, state or local prosecutors or other persons may challenge our services as constituting the unauthorized practice of law, (ii) our standard Services Agreement could be deemed to be unenforceable if a court were to determine that such agreements constituted an impermissible fee sharing arrangement between us and our law firm customer; and (iii) applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change in a manner that restricts our operations.

  Results Of Operations For the Twelve Months Ended December 31, 2010 And 2009

  Revenues

  Revenues for the twelve months ended December 31, 2010 were $71,303 compared to $72,540 for the twelve months ended December 31, 2009; a decrease of $1237.

  Operating Expenses

  Operating expenses for the twelve months ended December 31, 2010 were $126,326 compared to $89,708 for the twelve months ended December 31, 2009; an increase of $36,618. Operating expenses consist entirely of general and administrative expenses which, in turn, consist principally of corporate expenses for legal, accounting and other professional fees. The increase is largely attributable to increased legal and professional fees associated with the Merger.

  Interest Expense

  Interest expense for the twelve months ended December 31, 2010 was $1822 compared to -0- for the twelve months ended December 31, 2009; an increase of $1822. The increase was the result of interest expense associated with debt due an unrelated party during 2010.

  Net income (loss)

  Net loss for the twelve months ended December 31, 2010 was $56,845 compared to a net loss of $17,168 for the twelve months ended December 31, 2009. The increase in net loss is directly attributable to the increase in operating expenses described above.

  Liquidity And Capital Resources

  As of December 31, 2010, we had (i) a working capital deficit and stockholders' deficit of $42,413, (ii) cash on hand of $7153, (iii) accounts receivable of $6223 and (iv) total liabilities of $55,789.  Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions.

  Most recently, on December 27, 2010, we completed a Private Placement of 80,000,000 shares of our common stock for proceeds of $100,000. In connection therewith, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with 7 separate investors in which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.

  Net cash used in operating activities for the twelve months ended December 31, 2010 was $34,853.  This was primarily related to an increase of accounts receivable of $9098 and stock issued for services of $25,000. Net cash used in operating activities for the twelve months ended December 31, 2009 was $15,763 due primarily to a lower net loss compared to 2010 resulting from the Merger in 2010.

  Net cash provided by financing activities was $39,500 and $13,529 for the twelve months ended December 31, 2010 and 2009, respectively. The net cash provided from financing activities during 2010 was primarily the result of the issuance of $100,000 of common stock in the Private Placement, the receipt of proceeds from the issuance of notes payable of approximately $40,338.  These amounts were offset by payments on outstanding loans.

  Prior to the Merger with VDS, we had been a shell company with nominal assets and no operations. We have only conducted operations since our acquisition of VDS. Our future operations are contingent upon increasing revenues and raising capital. Because we have a limited operating history, you will have difficulty evaluating our business and future prospects. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

  We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We expect our current cash on hand to be sufficient for the three months. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

  Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

  Notes Payable - Related Parties

  In September 2010, we executed notes with affiliate companies of our president for $7,438. The notes are due April 15, 2011. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured. During the twelve months ended December 31, 2010, we repaid $929.

  Note Payable - Other

  On September 15, 2010, we executed a note for $32,900. The note is due on demand. The note bears interest at 10% and has a default interest of 20%. The notes is unsecured.

  Debt Repayment and Forgiveness – Shell Stockholder

  In December 2010, subsequent to the Merger, we repaid $99,909 to our pre-merger controlling stockholder. Additionally, $186,779 of related party debt was forgiven. Since the forgiveness occurred with a related party, we charged additional paid in capital.

  Off-Balance Sheet Arrangements - None

  Controls and Procedures - At this time, we plan to use the controls and procedures used by Darwin and to implement changes after consummation of the proposed merger.

  Critical Accounting Policies and Estimates

  Risks and Uncertainties

  The Company operates in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

  Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

  Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

  Revenue Recognition. The Company followed the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

  The Company executes a service agreement with each law firm desiring to manage a bankruptcy law practice. Under the terms of the agreement, the Company customizes various deliverables such as training, coaching and software set up. The deliverables are completed in advance of the Company billing for services rendered. The Company is not required to provide any additional support after the deliverables have been provided. There is no right of return associated with the sale of these services.

  Recent Accounting Pronouncements

  In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

  Going Concern

  As reflected in the accompanying financial statements, we had a net loss of $56,845 and net cash used in operations of $34,853 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $42,413 at December 31, 2010.

  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

  OFF-BALANCE SHEET ARRANGEMENTS

  As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of:
  A Clean Slate, Inc.

  We have audited the accompanying balance sheets of A Clean Slate, Inc. and Subsidiary, as of December 31, 2010 (consolidated) and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 (consolidated) and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Clean Slate, Inc. and Subsidiary as of December 31, 2010 (consolidated) and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $56,845 and net cash used in operations of $34,853 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $42,413 at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Berman & Company, P.A.

  Boca Raton, Florida
  March 14, 2011

  551 NW 77th Street Suite 201 • Boca Raton, FL 33487
  Phone: (561) 864-4444 • Fax: (561) 892-3715
  www.bermancpas.com • info@bermancpas.com
  Registered with the PCAOB • Member AICPA Center for Audit Quality
  Member American Institute of Certified Public Accountants
  Member Florida Institute of Certified Public Accountants

  A Clean Slate, Inc. and Subsidiary
  Balance Sheets

	December 31,
	2010 (Consolidated)	2009

Assets

Current Assets
Cash	$7,153	$2,219
Accounts receivable	6,223	595
Total Current Assets	$13,376	$2,814

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$798	$-
Accrued interest payable	1,822	-
Notes payable	32,900	-
Notes payable - related parties	20,269	13,760
Total Current Liabilities	55,789	13,760

Stockholders' Deficit
Series A Preferred Stock, $0.000001 par value, 3,000,000 shares authorized;
none issued and outstanding	-	-
Series B Preferred Stock, $0.000001 par value, 5,000,000 shares authorized;
5,000,000 shares issued and outstanding	5	5
Common Stock, $0.000001 par value, 500,000,000 shares authorized;
450,020,635 and 369,020,635 shares issued and outstanding	450	369
Additional paid in capital	24,923	(374)
Accumulated deficit	(67,791)	(10,946)

Total Stockholders' Deficit	(42,413)	(10,946)

Total Liabilities and Stockholders' Deficit	$13,376	$2,814

  A Clean Slate, Inc. and Subsidiary
  Statements of Operations
  Years Ended December 31, 2010 (Consolidated) and 2009

	2010 (Consolidated)	2009

Revenue	$71,303	$72,540

General and administrative expenses	126,326	89,708

Loss from operations	(55,023)	(17,168)

Interest expense	1,822	-

Net loss	$(56,845)	$(17,168)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	371,017,895	369,020,635

  A Clean Slate, Inc. and Subsidiary
  Statement of Stockholders' Deficit
  Years Ended December 31, 2010 and 2009

	Preferred Stock, Series B		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit

Balance - December 31, 2008	5,000,000	$5	369,020,635	$369	$(374)	$6,222	$6,222

Net loss for the year ended December 31, 2009	-	-	-	-	-	(17,168)	(17,168)

Balance - December 31, 2009	5,000,000	5	369,020,635	369	(374)	(10,946)	(10,946)

Recapitalization	-	-	-	-	(286,400)	-	(286,400)

Forgiveness of debt - related party	-	-	-	-	186,778	-	186,778

Issuance of stock for cash ($0.00125/share)	-	-	80,000,000	80	99,920	-	100,000

Issuance of stock for services ($0.10/share)	-	-	1,000,000	1	24,999	-	25,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(56,845)	(56,845)

Balance - December 31, 2010	5,000,000	$5	450,020,635	$450	$24,923	$(67,791)	$(42,413)

  A Clean Slate, Inc. and Subsidiary
  Statements of Cash Flows
  Years Ended December 31, 2010 (Consolidated) and 2009

	2010 (Consolidated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,845)	$(17,168)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	25,000	-
Bad debt expense	3,470	8,590
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,098)	(7,185)
Increase in accounts payable	798	-
Increase in accrued interest payable	1,822	-
Net Cash Used In Operating Activities	(34,853)	(15,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse recapitalization	287	-
Net Cash Provided by Investing Activities	287	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	7,438	51,395
Repayments of notes payable - related parties	(929)	(37,866)
Proceeds from notes payable	32,900	-
Repayments of note payable - former seller	(99,909)	-
Proceeds from stock issued for cash	100,000	-
Net Cash Provided By Financing Activities	39,500	13,529

Net Increase (Decrease) in Cash	4,934	(2,234)

Cash - Beginning of Year	2,219	4,453

Cash - End of Year	$7,153	$2,219

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  Note 1 Nature of Operations and Summary of Significant Accounting Policies

  Nature of Operations

  Vigilant Document Services, LLC, D/B/A Vigilant Legal Solutions (the “Company”, “VLS”), is a limited liability company organized in the State of Florida on June 13, 2008. On December 10, 2010, the Company executed a reverse triangular recapitalization with Darwin Resources, Inc. See Note 3.

  The Company is a legal document preparation company with a system for the practice of bankruptcy law, and the marketing, management and processing of bankruptcy cases in high volume. The Company also developed a support system for obtaining information necessary for the preparation of documentation and pleadings necessary for initiating and completing such bankruptcy cases. Both systems are marketed and sold to law firms specializing in bankruptcy law.

  Risks and Uncertainties

  The Company operates in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

  Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non confirming events. Accordingly, the actual results could differ significantly from estimates.

  Principles of Consolidation

  All significant inter-company accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2010 and 2009, respectively, the Company had no cash equivalents.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2010 and 2009, respectively, there were no balances that exceeded the federally insured limit.

  Accounts Receivable and Allowance for Doubtful Accounts

  Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

  The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

  The Company has recorded bad debt of $3,470 and $8,590 for the years ending December 31, 2010 and 2009, respectively.

  During 2010 and 2009, the Company had the following concentrations of accounts receivable with customers:

Customer	2010	2009
A	32%	-%
B	19%	- %
C	19%	-%
D	-%	29%
E	-%	19%

  Fair Value of Financial Instruments

  The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

  Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
  Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
  Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2010 and 2009, respectively, due to the short term nature of these instruments.

  Revenue Recognition

  The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) services have been rendered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

  The Company executes a service agreement with each law firm desiring to manage a bankruptcy law practice. Under the terms of the agreement, the Company will customize various deliverables such as training, coaching and software set up. The deliverables are completed in advance of the Company billing for services rendered. The Company is not required to provide any additional support after the deliverables have been provided. There is no right of return associated with the sale of these services.

  During 2010 and 2009, the Company had the following concentrations of revenues with customers:

Customer	2010	2009
A	23%	-%
B	25%	- %
C	14%	-%
D	-%	32%
E	-%	17%

  Income Taxes

  The Company was taxed as a pass-through entity (LLC) under the Internal Revenue Code and was not subject to federal and state income taxes; accordingly, no provision had been made. The financial statements reflect the LLC’s transactions without adjustment, if any, required for income tax purposes for the year ended December 31, 2009 and through December 10, 2010, the date of the reverse recapitalization. In computing the expected tax benefit, the Company computed a net loss of $29,000 for the period from December 10, 2010 to December 31, 2010.

  From December 10, 2010 through December 31, 2010, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10, Income Taxes — Overall), as of January 1, 2009, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

  The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were none for the years ended December 31, 2010 and 2009.

  Share-based payments

  Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

  Earnings per Share

  Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per common share is calculated by dividing net loss, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.  The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. The Company has no common stock equivalents issued or outstanding for the years ended December 31, 2010 and 2009, respectively.

  Reclassification

  In connection with the reverse recapitalization, common stock and additional paid in capital have been changed to reflect the transaction to the earliest period presented. There is no impact to operations or cash flows.

  Recent Accounting Pronouncements

  In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

  Note 2 Going Concern

  As reflected in the accompanying financial statements, the Company had a net loss of $56,845 and net cash used in operations of $34,853 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $42,413 at December 31, 2010

  The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

  The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

  In response to these problems, management has taken the following actions:

  seeking additional third party debt and/or equity financing, continue with the implementation of the business plan,
  generate new sales from additional attorneys’; and
  allocate sufficient resources to continue with advertising and marketing efforts

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  Note 3 Reverse Recapitalization

  On December 27, 2010, the Company executed a reverse triangular recapitalization with Darwin Resources, Inc. (“Darwin”), a then public shell corporation, where the Company was acquired by A Clean Slate Acquisiton Corp (“ACSAC”), which was formed as a wholly owned subsidiary of Darwin for the single purpose to effect the acquisition. After the completion of the transaction, ACSAC was dissolved.

  As a result of this transaction, VLS became the surviving corporation and changed its name to A Clean Slate, Inc. Darwin did not have any operations; however, voting control remained with the seller of Darwin through the super voting rights of the outstanding preferred stock (5,000,000,000 shares representing 100% of total votes). The transaction also requires a recapitalization of VLS. VLS is deemed the accounting acquirer, while Darwin is deemed the legal acquirer. The historical financial statements of the Company are those of VLS, and of the consolidated entities from the date of merger and subsequent.

  Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

  Prior to the merger, Darwin executed a 1,000 to 1 reverse common stock split, which resulted in 20,535 common shares issued and outstanding. At the recapitalization date, Darwin issued 369,000,000 shares of common stock for all of the issued and outstanding member units of VLS. The issuance resulted in VLS acquiring 99.99% of the issued and outstanding common shares in Darwin. The 20,535 common shares are treated as a deemed issuance in the recapitalization.

  Note 4 Debt

  (A)      Notes Payable - Related Parties

  Year Ended December 31, 2010

  In September 2010, the Company executed notes with affiliate companies of the Chief Executive Officer for $7,438. The notes are due April 15, 2011. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured.

  During the year ended December 31, 2010, the Company repaid $929.

  Year Ended December 31, 2009

  During the year ended December 31, 2009, the Company executed notes payable with officers of the Company totaling $51,395. These advances are non-interest bearing, unsecured and due on demand. During 2009, the Company repaid $37,866 of these advances.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  (B)     Note Payable - Other

  On September 15, 2010, the Company executed a note for $32,900. The note is due on demand. The note bears interest at 10% and has a default interest of 20%. The note is unsecured.

  (C)      Debt Repayment and Forgiveness – Shell Stockholder

  In December 2010, subsequent to the reverse recapitalization, the Company repaid $99,909 to the controlling stockholder of Darwin. Additionally, $186,779 of related party debt was forgiven. Since the forgiveness occurred with a related party, the Company charged additional paid in capital.

  Note 5  Income Taxes

  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting will be either taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material, therefore, the provision for income taxes from operations consist of income taxes currently payable.

  There was no provision for income tax for the years ended December 31, 2010 and 2009.

  At December 31, 2010, the Company has a net operating loss carry-forward of approximately $3,700 available to offset future taxable income expiring through 2030 since it was a pass through tax entity. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

  The valuation allowance at December 31, 2009 was $0. The net change in valuation allowance during the year ended December 31, 2010 was an increase of $1,300. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carry forward	$3,700	$-
Valuation allowance	(3,700)	-
Net deferred tax asset	$-	$-

  There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company’s net losses.

  The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for State Corporate taxes, the blended rate used was 37.63%), as follows:

	December 31, 2010	December 31, 2009
Current federal tax benefit	$(9,300)	$	(-)
Current state tax benefit	(1,600)		(-)
Non-deductible stock compensation	9,400		-
Non-deductible meals and entertainment	200		-
Change in valuation allowance	1,300		-
Income tax benefit	$-		$-

  Note 6 Contingencies

  From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

  Note 7 Stockholders’ Deficit

  (A)     Preferred Stock

  The Company has two designated series of preferred stock.

  Series A has been authorized, however, none are issued and outstanding.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009

  Series B has no dividends, preferences, conversion rights or liquidation value. However, this class of stock has voting rights of 1,000 votes per share held. The Company has 5,000,000 shares issued and outstanding representing 5,000,000,000 votes.

  (B)     Common Stock

  In December 2010, the Company sold 80,000,000 shares of common stock for $100,000 ($0.00125/share). On a best efforts basis, the Company will register these shares for resale within 120 days, this approximates April 2011. There is no penalty if the shares are not registered.

  In December 2010, the Company issued 1,000,000 shares of common stock for legal services rendered having a fair value of $25,000 ($0.25/share), based upon the value of the services provided, which was the best evidence of fair value.

  Note 8 Subsequent Events

  The Company has evaluated for subsequent events between the balance sheet date of December 31, 2010 and March 14, 2011, the date the financial statements were issued.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On January 7, 2011, we filed a current report on Form 8-K disclosing that on January 6, 2011, we terminated the services of Friedman LLP as our independent registered public accounting firm. We engaged Friedman from April 27, 2010 through January 6, 2011 (the “Engagement Period”). During the Engagement Period, Friedman did not issue any reports on our financial statements. During the Engagement Period, we did not have any disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Friedman’s satisfaction, would have caused them to make reference thereto in their reports on our financial statements.

  On January 6, 2011, we retained Berman & Company, P.A. to be our independent registered public accounting firm. We did not consult with Berman & Company, P.A regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Berman & Company, P.A that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

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

  Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

  Based on this assessment, management concluded that as of December 31, 2010 it had material weaknesses in its internal control procedures.

  A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

  As of December 31, 2010, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

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

  Subsequent to December 31 2010, we have undertaken the following steps to address the deficiencies stated above:

  Commenced the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

  ITEM 9B.  OTHER INFORMATION

  None

  PART III

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following table sets forth the name, age and position of each person who is a director or executive as of December 31, 2010. In connection with the Merger, we agreed, in part, to redeem (subject to the effectiveness of the Registration Statement) all of our currently outstanding Series B Preferred Stock (the “Redemption”). Pursuant thereto, Richard Astrom shall remain an officer and director until such time as the Preferred Stock has been redeemed.

Name	Age	Positions and Offices to be Held

Richard Astrom(1)(2)	63	Director, Chief Financial Officer
Robert S. Goldman	77	President
Scott Forgey	48	Chief Executive Officer Designate

  (1) As reported in a Current Report on Form 8-K dated May 3, 2010, on April 27, 2010, our sole officer and director Mark Rentschler resigned from all positions with the Company and as his last task prior to resigning appointed Richard Astrom as Director, President, CEO and Principal Accounting Officer. There were no disagreements with Mr. Rentschler. By virtue of his ownership of the Series B Preferred Stock Mr. Astrom may be deemed a “promoter” within the meaning of the Securities Act.

  (2) In accordance with Section 7.7 of the Merger Agreement, Richard Astrom shall resign as an officer and director of the company at such time as the Preferred Stock has been redeemed as described above.

  The directors named above will serve until the first annual meeting of the Company’s stockholders following completion of the Merger or until their respective successors have been appointed and duly qualified.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.   There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

  Richard S. Astrom is 63 years of age and has been an officer and director of the Company since April 27, 2010. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami.  Except as set forth herein regarding the Redemption of the Series B Preferred Stock, there are no disclosable related party transactions involving Mr. Astrom and the Company.

  Mr. Goldman, age 77, was appointed President of the Company on January 18, 2011. Mr. Goldman earned a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. He is listed in Who's Who in Finance & Industry and Who's Who in the World. He is a Certified Management Consultant, and executive member of the American Institute of Industrial Engineers. Mr. Goldman served with the U.S. Army Adjutant General Corps, and thereafter in various senior positions in industry and commerce.

  Since 1980, Mr. Goldman has been President and CEO of RSG Associates, a venture capital firm. He has served as a member of the board of directors of several companies including those involved in the Telecommunications, Hospitality, Real Estate Development, Professional Sports, and Financial Services industries.

  Scott Forgey is 48 years old and is the CEO Designate, Clean Slate; CEO VDS; Founder and CEO Vigilant Legal Solutions; developer of the Vigilant B2B product. He earned a Bachelor of Arts in Political Science and Philosophy from DePauw University and Juris Doctor from Indiana University, 1987. He has filed more than 3,000 bankruptcies and built a million dollar consumer law practice under the name “Scott Forgey, Attorney at Law,” using the technologies and methodologies now embedded within the VDS system.

  He is a Senior Consultant and Faculty member for Landmark Education and has led training for more than 50,000 individuals across the globe in both corporate and individual transformational initiatives. He is a recognized expert in the design and development of programs that alter the context and discourse of an environment resulting in new levels of performance. He is a frequent speaker on productivity and performance management for corporations, professional firms and small business.

  Scott Forgey is a partner in Beverages & Beyond, LLC, since 2009. Beverages and Beyond, LLC is a broker for and owner of brands of beverages, both alcohol and non-alcohol. It's operations include branding, marketing and event promotions at large events, such as NASCAR and IRL, and other brokering and wholesale activities. Mr. Forgey is responsible for organizational development and corporate strategy, and as a legal assistant to the General Counsel. Scott is also a partner in a related company, Brand Management and Promotion, LLC., which focuses on tobacco promotions and tobacco retail at festivals, races and other events throughout 40 states. Specifically, Scott is accountable for the tobacco licensing and compliance team in conjunction with the CFO for BMP, LLC.

  Employment Agreements

  We have not entered into employment agreements with any of our executive officers.

  Board of Directors

  Our Board of Directors currently consists of one member. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

  Director Compensation

  Currently, we do not pay our directors any cash or other compensation. In the future, we may consider appropriate forms of compensation, including the issuance of common stock and stock options as compensation.

  Committees

  To date, we have not established a compensation committee, nominating committee or an audit committee.

  Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish the registrant with copies of all Section 16(a) forms that they file.

  ITEM 11. EXECUTIVE COMPENSATION

  (a) Compensation.

  The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2010 and 2009 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard Astrom	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Scott Forgey	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT December 31, 2010
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Astrom	0	0	0	0	0	0	0	0	0
Scott Forgey	0	0	0	0	0	0	0	0	0

  EMPLOYMENT CONTRACTS

  We do not have an employment contract with any executive officer.

  We have made no Long Term Compensation payouts.

  DIRECTOR COMPENSATION

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Richard Astrom	0	0	0	0	0	0	0

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2010, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

  Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

  Security Ownership of Management

  The following table sets forth certain information, as of December 31, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group. The information relating to the ownership interests of such shareholders is provided after giving effect to the Merger.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
	Common stock	Preferred Stock	Common stock	Preferred Stock
Richard Astrom(2) 2202 N. West Shore Blvd, Suite 200, Tampa, Florida 33607		5,000,000(2)%		100%

Sage Associates, Inc. c/o Scott Forgey 5606 PGA Boulevard, Suite 211 Palm Beach Gardens, FL 33418	1,000,000.2%

Scott Forgey C/o 5606 PGA Boulevard, Suite 211 Palm Beach Gardens, FL 33418	1,000,000.2%

Robert S. Goldman and Rochelle S. Zandel 6742 Forest Hill Blvd. Ste. 205 West Palm Beach, FL 33413	367,000,000		73%

Directors and Officers as a group (2 persons)	369,000,000	5,000,000	73%	100%

  (1) Based on an aggregate of 450,020,635 common shares and 5,000,000 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock entitles the holder thereof to 1,000 votes for each share owned of record on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. Additionally, the preferred stock, as a whole, have been awarded voting rights such that the voting rights of the preferred stockholders will always be equal to at least 51% of the voting rights in the Company's securities, namely common stock and preferred stock.

  (2) Richard Astrom owns 5,000,000 shares of Series B Preferred Stock and no common stock. In connection with the Merger, we agreed, in part, to redeem (subject to the effectiveness of the Registration Statement) all of our currently outstanding Series B Preferred Stock in exchange for $500,000.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  In connection with the Merger, we agreed, in part, to redeem (subject to the effectiveness of the Registration Statement) all of our currently outstanding Series B Preferred Stock in exchange for $500,000, which preferred stock is owned by Richard Astrom.

  Notes Payable - Related Parties. In September 2010, we executed notes with affiliate companies of our president for $7,438. The notes are due April 15, 2011. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured. During the twelve months ended December 31, 2010, we repaid $929.

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  Audit Fees

  We were billed $35,000.00 for the fiscal year ended December 31, 2010 and $25,000.00 for the fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

  Audit Related Fees

  There were $5,000.00 in audit related fees for the fiscal year ended December 31, 2010 and $0 in audit related fees for the fiscal year ended December 31, 2009. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

  Tax Fees

  Tax fees were $0 for the fiscal year ended December 31, 2010 and $0 for the fiscal year ended December 31, 2009.

  All Other Fees

  There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

  Preapproval Policy

  Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Berman & Company, P.A. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2010 are filed as part of this report.

  (1) Financial statements of the Company and its subsidiaries.

  (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (A) EXHIBITS.

  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Description

2.1	Agreement and Plan Of Merger effective as of the 27th of December, 2010 by and among A Clean Slate, Inc., Clean Slate Acquisition Corp., Vigilant Document Services, LLC and Richard Astrom(1)
3.1	Certificate of Incorporation(2)
3.1(a)	Certificate of Amendment related to Reverse Split(1)
3.1(b)	Certificate of Amendment related to Name Change(1)
3.2	By-laws(2)
31.1	Certification of Chief Executive Officer*
32.1	Certification of principal financial and accounting officer*

  (1) Previously filed with our Current Report on Form 8-K filed with the SEC on December 28, 2010.
  (2) Previously filed with our Registration Statement on Form 10 filed with the SEC on August 14, 2008

  * Filed herewith

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  A Clean Slate, Inc.

  By: Richard Astrom
  Name: Richard Astrom
  Title: Chief Executive Officer, Director (principal financial officer and principal accounting officer)

  Date: April 6, 2011

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  A Clean Slate, Inc.

  By: Richard Astrom
  Name: Richard Astrom
  Title: Chief Financial Officer, Secretary, Director (principal financial officer and principal accounting officer)

  Date: April 6, 2011