Form 10-K/A
period 2010-12-31
Clean Slate, Inc.
filed 2011-05-13
CIK 1021282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 1)
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

(DOCUMENTS INCORPORATED BY REFERENCE)

None

 Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities Exchange Commission (the “Commission”) on April 7, 2011 (the “Initial Filing”) to (i) restate the December 31, 2010 financial statements, the footnotes thereto, the corresponding audit report and (ii) revise all relevant disclosure to properly reflect the retroactive effect of the Amendment to Agreement and Plan of Merger (described below).

On December 27, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Vigilant Document Services, LLC merged with and into our subsidiary, as previously disclosed in our Current Report on Form 8-K filed with the Commission on December 28, 2010. The terms of the Merger Agreement included that we redeem (the “Redemption”) from the holder of our Series B Preferred Stock (the “Preferred Stockholder”), in exchange for $500,000 (the “Consideration”), all of our outstanding preferred stock (the “Preferred Stock”) within one year of the effectiveness of our Registration Statement on Form S-1 (the “Registration Statement”), which Registration Statement was filed with the Commission on January 21, 2011.

On April 14, 2011, we entered into an Amendment to Agreement and Plan of Merger (the “Amendment”) with the Preferred Stockholder and the holder of a majority of our outstanding common stock pursuant to which the parties agreed as follows: (i) the Redemption shall be retroactively effective as of the closing of the Merger, at which time the Preferred Stock was cancelled and retired (ii) the Consideration shall be due and payable in full six months after the effectiveness of the Registration Statement and shall be secured and collateralized by all of the assets of the Company (but not secured by the preferred stock because it was cancelled and retired retroactively), as more particularly set forth in a Secured Promissory Note and a Security Agreement, and (iii) the Preferred Stockholder shall remain as a director until he receives full payment of the Redemption Price, at which time he shall resign. The Amendment was previously disclosed in our Current Report on Form 8-K filed on April 14, 2011.

Based on the foregoing Amendment, we have restated our financial results for the year ended December 31, 2010 and have concluded that the previously filed Annual Report on Form 10-K for the year ended December 31, 2010 should no longer be relied upon. The restatement relates to the retroactive effect of the Amendment and as such and in accordance with ASC 250, the audit report has been revised with a dual date presentation and contains specific reference to the financial statement numbers and footnotes that have changed.

Because we have amended the Form 10-K as described above, we have also provided currently-dated certifications from our chief executive officer and chief financial officer.

Except for the items mentioned above, the revision of outdated Risk Factors and other conforming changes to incorporate responses to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s regular periodic review of our SEC filings and its review of our Registration Statement on Form S-1, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K and only includes the items mentioned above.

Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing. Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.

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
  We filed with the SEC a Registration Statement on Form S-1 (the “Registration Statement”) to register certain of our shares of common stock (the “Registration”). On April 14, 2011, we amended the terms of the Merger (described below). Prior thereto, we agreed that within one year of effectiveness of the Registration Statement, we would redeem (the “Redemption”) all of our currently outstanding Series B Preferred Stock in exchange for $500,000 cash (the “Redemption Price”). The use of proceeds from the funds raised in the Private Placement shall be first used to pay the purchase price to redeem the Preferred Stock. At such time that the holder of said Preferred Stock received the Redemption Price, said Preferred Stock would be transferred to us for redemption.
  On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock pursuant to which: (i) the Redemption shall be retroactively effective as of the closing of the Merger, at which time the Preferred Stock was cancelled and retired, (ii) the Redemption Price shall be due and payable in full six months after the effectiveness of this Registration Statement and is secured and collateralized by all of our assets, as more particularly set forth in a Secured Promissory Note (the “Secured Promissory Note”) and a Security Agreement (the “Security Agreement”), and (iii) the holder of the Series B Preferred Stock, Richard Astrom, shall remain as a director until he receives full payment of the Redemption Price, at which time he shall resign. A detailed description of this transaction is set forth in our current report on Form 8-K filed on April 15, 2011, which Form 8-K includes as exhibits the Amendment to Agreement and Plan of Merger, the Secured Promissory Note and the Security Agreement.

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

  Risks Related To Our Organization and Our Stock

  In Connection With The Redemption Of The Series B Preferred Stock, If We Are Unable To Pay The Redemption Price Due To A Lack Of Funds, Our CEO Can Foreclose On Our Assets And Impair Our Ability To Implement Our Business Plan.

  On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock pursuant to which, in part, the Redemption Price of $500,000 is due and payable in full six months after the effectiveness of this Registration Statement and is secured and collateralized by all of our assets, as more particularly set forth in a Secured Promissory Note and a Security Agreement. If we are unable to pay-off the Secured Promissory Note, our CEO, Richard Astrom, can foreclose on our assets as set forth in the Security Agreement and severely limit our ability to implement our business plan.

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

  Except as set forth below, we currently rely heavily on the expertise, experience and continued services of Richard Astrom, our Chairman and Chief Executive Officer. We presently do not have an employment agreement with Mr. Astrom and there can be no assurance that, until satisfaction of the Secured Promissory Note in connection with the Redemption, we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives.

  No later than upon satisfaction of the Secured Promissory Note in connection with the Redemption, Mr. Astrom shall resign as CEO and Scott Forgey shall succeed as our CEO. We presently do not have an employment agreement with Mr. Forgey, but we anticipate that we will have one at such time that he assumes the role as CEO. Nevertheless, there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives. The unexpected loss of Mr. Forgey may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

  Economic Environment

  The last four years have produced a record number of “Financially Distressed Consumers” around the World. Based on the report of unemployment levels through February 2011 by the U.S. Department of Labor, Bureau of Labor Statistics, modified as of April 19, 2011, nine states still had unemployment rates above 10% or higher. They are: Georgia 10.0%, Mississippi, 10.2%, Oregon, 10.0%, Kentucky, 10.2%, Michigan, 10.3%, Rhode Island, 11.0%, Florida, 11.1%, California, 12.0% and Nevada, 13.2% (Source: United States Department of Labor, Bureau of Labor Statistics, Modified April 19, 2011 – website:bls.gov/web/laus/laumstrk.htm). This situation has forced millions of consumers to default levels that had not been seen since the Great Depression. From a low of 4.6% unemployment in 2006 and is now 9.6% through 2010. (Source: United States Department of Labor, Bureau of Labor Statistics, Modified February 3, 2011 – website:bls.gov/web/laus/laumstrk.htm). Accordingly, there were 2,999,171 million non-business bankruptcy filings between October 2009 and September 2010. (Source: United States Department of Labor, Bureau of Labor Statistics – website: bls.gov/cps/prev_yrs.htm). The underlying statistics are worrisome:

  Average age: 38 and increasing
  44% of filers are couples
  30% are women filing alone
  26% are men filing alone
  Slightly better educated than the general population
  Two out of three have lost a job
  Half have experienced a serious health problem
  More than 91% have suffered a job loss, medical event or divorce
  Source for above: “The Fragile Middle Class: Americans in Debt, Elizabeth Warren, Harvard Law School, Smith Business Solutions – website: bankruptcyaction.com/Usbankstats.htm.

  The crisis knows no age and gender boundaries.

  Consider Generation Xr's. There are 763.4 Billion of Educational Loans outstanding as of 2009. (Source: US Department of Education FY2009 Annual Report -FinAid – website:finaid.org/loans)

  Retired Senior Americans are not immune either. According to a recent article in “Total Bankruptcy, LLC” they are becoming engulfed in consumer debt and filing bankruptcy in record numbers as a result.

  As of June 2010 the statistics are alarming:

  US credit card default rate: (180 days delinquent) Feb 2011 = 6.21% up from 5.97% (Source: Regulatory filing JP Morgan – website: Credit.com 3/19/2011)
  23% (11.1 million) “underwater”in the October-December 2010 Quarter (Source: Housing Data from CorelLogic, October 2010-December 2010 Quarter – website: infiniteunknown.net/…/us-underwater)

  Present Solutions Vs. Our Strategy

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

  Interest Expense

  Interest expense for the twelve months ended December 31, 2010 was $2479 compared to -0- for the twelve months ended December 31, 2009; an increase of $2479. The increase was the result of interest expense associated with debt due an unrelated party during 2010.

  Net income (loss)

  Net loss for the twelve months ended December 31, 2010 was $57,502 compared to a net loss of $17,168 for the twelve months ended December 31, 2009. The increase in net loss is directly attributable to the increase in operating and interest expenses described above.

  Liquidity And Capital Resources

  As of December 31, 2010, we had (i) a working capital deficit and stockholders' deficit of $543,070, (ii) cash on hand of $7,153, (iii) accounts receivable of $6,223 and (iv) total liabilities of $556,446, $500,000 of which is the Secured Promissory Note issued in connection with the Redemption.  Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions. Most recently, on December 27, 2010, we completed a Private Placement of 80,000,000 shares of our common stock for proceeds of $100,000. In connection therewith, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with 7 separate investors in which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.

  On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock pursuant to which, in part, the $500,000 Redemption Price is due and payable in full six months after the effectiveness of this Registration Statement, as more particularly set forth in the Secured Promissory Note. A detailed description of this transaction is set forth in the current report on Form 8-K filed by the Company on April 15, 2011, which Form 8-K includes as exhibits the Amendment to Agreement and Plan of Merger, the Secured Promissory Note and the Security Agreement.

  Net cash used in operating activities for the twelve months ended December 31, 2010 was $34,853.  This was primarily related to an increase of accounts receivable of $9,098 and stock issued for services of $25,000. Net cash used in operating activities for the twelve months ended December 31, 2009 was $15,763 due primarily to a lower net loss compared to 2010 resulting from the Merger in 2010.

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

  Notes Payable - Related Parties

  In September 2010, we executed notes with affiliate companies of the Chief Executive Officer for $7,438. The notes originally were due April 15, 2011. In April 2011, the notes were amended to become are due the later of June 30, 2011, or upon funding of the Company that will provide sufficient working capital. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured. During the twelve months ended December 31, 2010, we repaid $929.

  Note Payable - Other

  On September 15, 2010, we executed a note for $32,900. The note is due on demand. The note bears interest at 10% and has a default interest of 20%. The note is unsecured.

  On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption from our CEO of the Series B Preferred Stock pursuant to which, in part, the $500,000 Redemption Price is due and payable in full six months after the effectiveness of this Registration Statement, as more particularly set forth in the Secured Promissory Note. A detailed description of this transaction is set forth in the current report on Form 8-K filed by the Company on April 15, 2011, which Form 8-K includes as exhibits the Amendment to Agreement and Plan of Merger, the Secured Promissory Note and the Security Agreement.

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

  Going Concern

  As reflected in the accompanying financial statements, we had a net loss of $57,502 and net cash used in operations of $34,853 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $543,070 at December 31, 2010.

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

  As discussed in Notes 1, 2, 3, 8 and 9, the financial statements for the years ended December 31, 2010 and 2009 have been restated.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Clean Slate, Inc. and Subsidiary as of December 31, 2010 (consolidated) and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $57,502 and net cash used in operations of $34,853 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $543,070 at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Berman & Company, P.A.

  Boca Raton, Florida
  March 14, 2011, except for Notes 1, 2, 3, 8 and 9 as to which the date is April 15, 2011

  551 NW 77th Street Suite 201 • Boca Raton, FL 33487
  Phone: (561) 864-4444 • Fax: (561) 892-3715
  www.bermancpas.com • info@bermancpas.com
  Registered with the PCAOB • Member AICPA Center for Audit Quality
  Member American Institute of Certified Public Accountants
  Member Florida Institute of Certified Public Accountants

  A Clean Slate, Inc. and Subsidiary
  Balance Sheets

	December 31,
	2010 (Consolidated)	2009
	(As restated)
Assets

Current Assets
Cash	$7,153	$2,219
Accounts receivable	6,223	595
Total Current Assets	$13,376	$2,814

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$798	$-
Accrued interest payable	2,479	-
Notes payable	532,900	-
Notes payable - related parties	20,269	13,760
Total Current Liabilities	556,446	13,760

Stockholders' Deficit
Series A Preferred Stock, $0.000001 par value, 3,000,000 shares authorized;
none issued and outstanding	-	-
Series B Preferred Stock, $0.000001 par value, 5,000,000 shares authorized;
5,000,000 shares issued and outstanding	-	5
Common Stock, $0.000001 par value, 500,000,000 shares authorized;
450,020,635 and 369,020,635 shares issued and outstanding	450	369
Additional paid in capital	(475,072)	(374)
Accumulated deficit	(68,448)	(10,946)

Total Stockholders' Deficit	(543,070)	(10,946)

Total Liabilities and Stockholders' Deficit	$13,376	$2,814

  A Clean Slate, Inc. and Subsidiary
  Statements of Operations
  Years Ended December 31, 2010 (Consolidated) and 2009

	2010 (Consolidated)	2009

Revenue	$71,303	$72,540

General and administrative expenses	126,326	89,708

Loss from operations	(55,023)	(17,168)

Interest expense	(2,479)	-

Net loss	$(57,502)	$(17,168)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	371,017,895	369,020,635

  A Clean Slate, Inc. and Subsidiary
  Statement of Stockholders' Deficit
  Years Ended December 31, 2010 and 2009
  (As Restated)

	Preferred Stock, Series B		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit

Balance - December 31, 2008	5,000,000	$5	369,020,635	$369	$(374)	$6,222	$6,222

Net loss for the year ended December 31, 2009	-	-	-	-	-	(17,168)	(17,168)

Balance - December 31, 2009	5,000,000	5	369,020,635	369	(374)	(10,946)	(10,946)

Recapitalization	(5,000,000)	(5)	-	-	(786,395)	-	(786,400)

Forgiveness of debt - related party	-	-	-	-	186,778	-	186,778

Issuance of stock for cash ($0.00125/share)	-	-	80,000,000	80	99,920	-	100,000

Issuance of stock for services ($0.10/share)	-	-	1,000,000	1	24,999	-	25,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(57,502)	(57,502)

Balance - December 31, 2010	-	$-	450,020,635	$450	$(475,072)	$(68,448)	$(543,070)

  A Clean Slate, Inc. and Subsidiary
  Statements of Cash Flows
  Years Ended December 31, 2010 (Consolidated) and 2009

	2010 (Consolidated)	2009
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,502)	$(17,168)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	25,000	-
Bad debt expense	3,470	8,590
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,098)	(7,185)
Increase in accounts payable	798	-
Increase in accrued interest payable	2,479	-
Net Cash Used In Operating Activities	(34,853)	(15,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse recapitalization	287	-
Net Cash Provided by Investing Activities	287	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	7,438	51,395
Repayments of notes payable - related parties	(929)	(37,866)
Proceeds from notes payable	32,900	-
Repayments of note payable - former seller	(99,909)	-
Proceeds from stock issued for cash	100,000	-
Net Cash Provided By Financing Activities	39,500	13,529

Net Increase (Decrease) in Cash	4,934	(2,234)

Cash - Beginning of Year	2,219	4,453

Cash - End of Year	$7,153	$2,219

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of debt - related party	$186,779	$-
Note payable issued in connection with reverse capitalization	$500,000	$-

CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR TAXES	$-	$-

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  Note 1 Nature of Operations and Summary of Significant Accounting Policies - As Restated

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

  See Note 8 pertaining to restatement.

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
  (As Restated)

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

  Fair Value of Financial Instruments - As Restated

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
  (As Restated)

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
  (As Restated)

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
  (As Restated)

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

  Note 2 Going Concern - As Restated

  As reflected in the accompanying financial statements, the Company had a net loss of $57,502 and net cash used in operations of $34,853 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $543,070 at December 31, 2010

  The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

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

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  Note 3 Reverse Recapitalization - As Restated

  On December 10, 2010, the Company executed a reverse recapitalization with Darwin Resources, Inc. (“Darwin”), a then public shell corporation, where the Company was acquired by A Clean Slate Acquisiton Corp (“ACSAC”), which was formed as a wholly owned subsidiary of Darwin for the single purpose to effect the acquisition. After the completion of the transaction, ACSAC was dissolved.

  As a result of this transaction, VLS became the surviving corporation and changed its name to A Clean Slate, Inc. Darwin did not have any operations. All voting preferred stock was cancelled and retired and VLS gained voting control . The transaction also requires a recapitalization of VLS. VLS is deemed the accounting acquirer, while Darwin is deemed the legal acquirer. The historical financial statements of the Company are those of VLS, and of the consolidated entities from the date of merger and subsequent.

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

  On April 14, 2011, in connection with the cancellation and retirement of the 5,000,000 shares of Series B preferred stock (retroactive to the reverse recapitalization date), the Company issued a note payable to the former owner of Darwin for $500,000. The note is due six months from the effectiveness of the registration statement on Form S-1, bears interest at 12% and has a default interest rate of 17%. The note is secured by all assets of the Company. The Company has accounted for the note as a component of the consideration in the reverse recapitalization with a charge to additional paid in capital.

  Note 4 Debt

  (A)      Notes Payable - Related Parties

  Year Ended December 31, 2010

  In September 2010, the Company executed notes with affiliate companies of the Chief Executive Officer for $7,438. The notes originally were due April 15, 2011. In April 2011, the notes were amended to become due the later of June 30, 2011, or upon funding of the Company that will provide sufficient working capital. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured.

  Year Ended December 31, 2009

  During the year ended December 31, 2009, the Company executed notes payable with officers of the Company totaling $51,395. These advances are non-interest bearing, unsecured and due on demand. During 2009, the Company repaid $37,866 of these advances.

  In connection with $12,670 of debt issued in 2009, these advances were in default on April 1, 2011.

  During the year ended December 31, 2010, the Company repaid $929.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

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
  (As Restated)

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

  Note 7 Stockholders’ Deficit - As Restated

  (A)     Preferred Stock

  The Company has two designated series of preferred stock.

  Series A has been authorized, however, none are issued and outstanding.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  Series B has no dividends, preferences, conversion rights or liquidation value. However, this class of stock has voting rights of 1,000 votes per share held. The Company has no shares issued and outstanding at December 31, 2010.

  (B)     Common Stock

  In December 2010, the Company sold 80,000,000 shares of common stock for $100,000 ($0.00125/share). On a best efforts basis, the Company will register these shares for resale within 120 days, this approximates April 2011. There is no penalty if the shares are not registered.

  In December 2010, the Company issued 1,000,000 shares of common stock for legal services rendered having a fair value of $25,000 ($0.025/share), based upon the value of the services provided, which was the best evidence of fair value.

  Note 8 Restatement

  During April 2011, the Company discovered errors in the financial statements issued for the period ending December 31, 2010, resulting from the application of accounting guidance for reverse recapitalizations. The Company upon discovering this error amended the terms of the merger agreement with Darwin. The Company has adjusted these financial statements to reflect the following:

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  Reverse Recapitalization and Related Party Note Payable

  The Company initially did not cancel and retire the Series B preferred stock when effecting the reverse recapitalization. As a result, and due to Series B preferred stock containing majority-voting control, the Company did not account for the share exchange properly, based on the disclosure identifying that control remained with the controlling stockholder of Darwin.

  Upon discovering this error, the Company subsequently amended the terms of the transaction by cancelling and retiring the Series B preferred stock, while at the same time issuing a $500,000, secured promissory note to the former controlling stockholder of Darwin. The resulting effect of the amendment achieved a change in control, and satisfied the conditions for being treated as a reverse recapitalization, as well as properly accounting for the substance of this transaction. In connection with the amendment, the Company considered the note a component of the recapitalization, since it represented the consideration exchanged to effect the recapitalization.

  The Company restated certain accounts to properly reflect the nature and substance of the transaction.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  The following tables present the impact of the above mentioned adjustments to the financial statement information:

  Balance Sheet as of December 31, 2010:

	As Originally Reported	Restatement Adjustments	As Restated

Current Assets:
Cash	$7,153	-	$7,153
Accounts Receivable, net	6,223	-	6,223
Total Current Assets	13,376	-	13,376

TOTAL ASSETS	$13,376	-	$13,376

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,277	-	$3,277
Notes payable – Related Party	20,269	-	20,269
Notes payable	32,900	500,000	532,900
Total current liabilities	56,446	500,000	556,446

Series A Preferred Stock, $0.000001 par value, 3,000,000 shares	$-	-	$-
authorized; none issued and outstanding
Series B Preferred Stock, $0.000001 par value, 5,000,000 shares
authorized; 5,000,000 shares issued and outstanding	5	(5)	-
Common Stock, $0.000001 par value, 500,000,000 shares
authorized; 450,020,635 and 369,020,635 shares issued and outstanding	450	-	450
Additional paid in capital	24,923	(499,995)	(475,072)
Accumulated deficit	(68,448)	-	(68,448)
Total Stockholders’ Deficit	(43,070)	(500,000)	(543,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,376	$-	$13,376

  There was no effect to the Statement of Operations.

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  Statement of Cash Flows December 31, 2010:

	As Originally Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(57,502)	$-	$(57,502)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	25,000	-	25,000
Bad debt expense	3,470	-	3,470
Changes in Operating Assets and Liabilities:
Accounts receivable	(9,098)	-	(9,098)
Accounts payable and accrued expenses	3,277	-	3,277

Net Cash Used in Operating Activities	(34,853)	-	(34,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse recapitalization	287	-	287

Net Cash Provided by Investing Activities	287	-	287

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	7,438	-	7,438
Repayments of notes payable – related parties	(929)	-	(929)
Proceeds from notes payable	32,900	-	32,900
Repayments of note payable – former seller	(99,909)	-	(99,909)
Proceeds from stock issued for cash	100,000	-	100,000

Net Cash Provided By Financing Activities	39,500	-	39,500

Net increase in cash	4,934	-	4,934

CASH AT BEGINNING OF PERIOD	$2,219	-	$68,819

CASH AT END OF PERIOD	$7,153	-	$7,153

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Forgiveness of debt – related party	186,779	-	186,779
Note payable issued in connection with reverse recapitalization	-	500,000	500,000

  A Clean Slate, Inc. and Subsidiary
  Notes to Financial Statements
  December 31, 2010 (Consolidated) and 2009
  (As Restated)

  A restated statement of changes in stockholders’ equity is not presented as the components of the restatement have been shown on the balance sheet table above, as well as disclosed in the explanatory note.

  Note 9 Subsequent Events - As Restated

  The Company has evaluated for subsequent events between the balance sheet date of December 31, 2010 and April 15, 2011, the date the financial statements were issued.

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

  (b) MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

  Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of December 31, 2010. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. Management’s assessment identified the following material weaknesses:

  As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.
  As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

  Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

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

  None

  PART III

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following table sets forth the name, age and position of each person who is a director or executive as of the filing of this registration statement. In connection with the Merger, we redeemed all of our currently outstanding Series B Preferred Stock (the “Redemption”). Pursuant thereto, Richard Astrom shall remain a director until such time as the Secured Promissory Note issued in connection with the Redemption has been satisfied.

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

  (2) In accordance with the Amendment to the Agreement and Plan of Merger and the Redemption, Richard Astrom shall resign as a director of the company at such time as the Secured Promissory Note has been satisfied as described above. By virtue of the foregoing, Mr. Astrom may be deemed a “promoter” within the meaning of the Securities Act.

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

  Richard S. Astrom is 63 years of age and has been an officer and director of the Company since April 27, 2010. Mr. Astrom has served as an officer and director of public companies for well over a decade and understands reporting requirements and the necessity of internal controls. Since September 2001, he has served as an officer and director of Milwaukee Iron Arena Football Inc. From 1995 through June 2007, Mr. Astrom served as President and Chief Executive Officer of National Realty and Mortgage, Inc. He also served as a director of Capital Solutions I, Inc. until December 2007 whereupon he resigned his position in connection with an exchange transaction described in Form 8-K filed with the SEC by Capital Solutions on December 10, 2007. Mr. Astrom earned a Bachelor’s Degree in Business Administration from the University of Miami.  Except as set forth herein regarding the Redemption of the Series B Preferred Stock, there are no disclosable related party transactions involving Mr. Astrom and the Company.

  In consideration for the Redemption (as described herein and in the Current Report on Form 8-K filed on April 14, 2011) of the Series B Preferred Stock, Mr. Astrom received from the Company a $500,000 promissory note due and payable six months from the effectiveness of this Registration Statement on Form S-1. Accordingly, Mr. Astrom may be deemed a “promoter” within the meaning of the Securities Act.

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

  Scott Forgey is a partner in Beverages & Beyond, LLC, since 2009. Beverages and Beyond, LLC is a broker for and owner of brands of beverages, both alcohol and non-alcohol. It's operations include branding, marketing and event promotions at large events, such as NASCAR and IRL, and other brokering and wholesale activities. Mr. Forgey is responsible for organizational development and corporate strategy, and as a legal assistant to the General Counsel. Scott is also a partner in a related company, Brand Management and Promotion, LLC., which focuses on retail tobacco sales at festivals, races and other events throughout 40 states. Specifically, Scott is accountable for the tobacco licensing and compliance team in conjunction with the CFO for BMP, LLC.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
	Common stock	Preferred Stock	Common stock	Preferred Stock
Richard Astrom(2) 2202 N. West Shore Blvd, Suite 200, Tampa, Florida 33607		0(2)%		0%

Sage Associates, Inc. c/o Scott Forgey 5606 PGA Boulevard, Suite 211 Palm Beach Gardens, FL 33418	1,000,000.2%

Scott Forgey C/o 5606 PGA Boulevard, Suite 211 Palm Beach Gardens, FL 33418	1,000,000.2%

Robert S. Goldman and Rochelle S. Zandel 6742 Forest Hill Blvd. Ste. 205 West Palm Beach, FL 33413	367,000,000		73%

Directors and Officers as a group (2 persons)	369,000,000	0	73%	0%

  (1) Based on an aggregate of 450,020,635 common shares and 0 shares of Series B Preferred Stock outstanding.

  (2) Prior to the Merger, Richard Astrom owned 5,000,000 shares of Series B Preferred Stock and no common stock. In connection with the Merger, we agreed, in part, to redeem all of our currently outstanding Series B Preferred Stock in exchange for $500,000. On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock pursuant to which: (i) the Redemption was retroactively effective as of the closing of the Merger, at which time the Preferred Stock was cancelled and retired, (ii) the Redemption Price shall be due and payable in full six months after the effectiveness of this Registration Statement and is secured and collateralized by all of our assets, as more particularly set forth in a Secured Promissory Note and a Security Agreement and (iii) the holder of the Series B Preferred Stock, Richard Astrom, shall remain as a director until he receives full payment of the Redemption Price, at which time he shall resign. By virtue of the foregoing, Mr. Astrom may be deemed a “promoter” within the meaning of the Securities Act.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  In connection with the Merger, we agreed, in part, to redeem all of our currently outstanding Series B Preferred Stock in exchange for $500,000. On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock pursuant to which: (i) the Redemption was retroactively effective as of the closing of the Merger, at which time the Preferred Stock was cancelled and retired, (ii) the Redemption Price shall be due and payable in full six months after the effectiveness of this Registration Statement and is secured and collateralized by all of our assets, as more particularly set forth in the Secured Promissory Note and the Security Agreement, and (iii) the holder of the Series B Preferred Stock, Richard Astrom, shall remain as a director until he receives full payment of the Redemption Price, at which time he shall resign.

  Notes Payable - Related Parties. In September 2010, we executed notes with affiliate companies of the Chief Executive Officer for $7,438. The notes originally were due April 15, 2011. In April 2011, the notes were amended to become are due the later of June 30, 2011, or upon funding of the Company that will provide sufficient working capital. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured.

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

  (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (A) EXHIBITS.

  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit Number	Description

2.1	Agreement and Plan Of Merger effective as of the 27th of December, 2010 by and among A Clean Slate, Inc., Clean Slate Acquisition Corp., Vigilant Document Services, LLC and Richard Astrom(1)
2.1(a)	Amendment to Agreement and Plan Of Merger(2)
3.1	Certificate of Incorporation(3)
3.1(a)	Certificate of Amendment related to Reverse Split(1)
3.1(b)	Certificate of Amendment related to Name Change(1)
3.2	By-laws(3)
31.1	Certification of Chief Executive Officer*
32.1	Certification of principal financial and accounting officer*

  (1) Previously filed with our Current Report on Form 8-K filed with the SEC on December 28, 2010.
  (2) Previously filed with Amendment No. 2 to our Registration Statement on Form S-1 filed with the SEC on April 20, 2011
  (3) Previously filed with our Registration Statement on Form 10 filed with the SEC on August 14, 2008

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

  Date: May 12, 2011

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  A Clean Slate, Inc.

  By: Richard Astrom
  Name: Richard Astrom
  Title: Chief Financial Officer, Secretary, Director (principal financial officer and principal accounting officer)

  Date: May 12, 2011