Form 10-Q
period 2011-03-31
Clean Slate, Inc.
filed 2011-05-23
CIK 1021282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 000-21369

A CLEAN SLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1762478
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1750 Osceola Blvd., West Palm Beach, Florida 33409
(Address of principal executive offices) (Zip Code)

(561) 899-3529
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [   ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2011, there were 450,020,635 shares of the Registrant's Common Stock outstanding.

A CLEAN SLATE, INC.
For The Quarterly Period Ended March 31, 2011

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

A CLEAN SLATE, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

A Clean Slate, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets
Cash	$2,560	$7,153
Accounts receivable	5,160	6,223
Total Current Assets	$7,720	$13,376

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$74,798	$798
Accrued interest payable	18,805	2,479
Notes payable	532,900	532,900
Notes payable - related parties	20,269	20,269
Total Current Liabilities	646,772	556,446

Stockholders' Deficit
Series A Preferred Stock, $0.000001 par value, 3,000,000 shares authorized;
none issued and outstanding	-	-
Series B Preferred Stock, $0.000001 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.000001 par value, 500,000,000 shares authorized;
450,020,635 shares issued and outstanding	450	450
Additional paid in capital	(475,072)	(475,072)
Accumulated deficit	(164,430)	(68,448)

Total Stockholders' Deficit	(639,052)	(543,070)

Total Liabilities and Stockholders' Deficit	$7,720	$13,376

A Clean Slate, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$9,610	$15,695

General and administrative expenses	89,267	14,217

Income (loss) from operations	(79,657)	1,478

Interest expense	(16,325)	-

Net income (loss)	$(95,982)	$1,478

Income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding
during the period - basic and diluted	450,020,635	369,020,635

A Clean Slate, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(95,982)	$1,478
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Bad debt expense	2,253	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	(1,190)	(1,690)
Increase in accounts payable	74,000	-
Increase in accrued interest payable	16,326	-
Net Cash Used In Operating Activities	(4,593)	(212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable - related parties	-	(179)
Net Cash Provided By Financing Activities	-	(179)

Net Decrease in Cash	(4,593)	(391)

Cash - Beginning of Period	7,153	2,219

Cash - End of Period	$2,560	$1,828

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

A CLEAN SLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Vigilant Document Services, LLC, Doing Business As Vigilant Legal Solutions (the “Company”, “VLS”), is a limited liability company organized in the State of Florida on June 13, 2008. On December 27, 2010, the Company executed a reverse recapitalization with Darwin Resources, Inc. In connection with the reverse recapitalization, the Company changed its name to A Clean Slate, Inc. (See Note 3).

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

The Company has recorded bad debt of $2,253 and $3,470 for the periods ending March 31, 2011 and December 31, 2010, respectively.

During 2011 and 2010, the Company had the following concentrations of accounts receivable with customers:

Customer	March 31, 2011	December 31, 2010
A	62%	32%
B	38%	- %
C	-%	32%
D	-%	19%
E	-%	19%

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

  The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

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

  During 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2011	March 31, 2010
A	57%	-%
B	23%	10%
C	10%	10%
D	10%	-%
E	-%	35%
F	-%	34%

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

  Earnings per Share

  Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted loss per common share is calculated by dividing net loss, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.  The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. The Company has no common stock equivalents issued or outstanding for March 31, 2011 and December 31, 2010.

  Recent Accounting Pronouncements

  There are no new accounting pronouncements that have any impact on the Company’s financial statements.

  Note 2 Going Concern

  As reflected in the accompanying financial statements, the Company had a net loss of $95,982 and net cash used in operations of $4,593 for the period ended March 31, 2011; and a working capital deficit and stockholders’ deficit of $639,052 at March 31, 2011.

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

  In response to these problems, management has taken the following actions:

  seeking additional third party debt and/or equity financing, continue with the implementation of the business plan; and
  generate new sales from additional attorneys’

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

  Note 3 Reverse Recapitalization

  On December 27, 2010, the Company executed a reverse recapitalization with Darwin Resources, Inc. (“Darwin”), a then public shell corporation, where the Company was acquired by A Clean Slate Acquisiton Corp (“ACSAC”), which was formed as a wholly owned subsidiary of Darwin for the single purpose to effect the acquisition. After the completion of the transaction, ACSAC was dissolved.

  As a result of this transaction, VLS became the surviving corporation and changed its name to A Clean Slate, Inc. Darwin did not have any operations. All voting preferred stock was cancelled and retired and VLS gained voting control. The transaction also required a recapitalization of VLS. VLS was deemed the accounting acquirer, while Darwin was deemed the legal acquirer. The historical financial statements of the Company are those of VLS, and of the consolidated entities from the date of merger and subsequent.

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

  On April 14, 2011, in connection with the cancellation and retirement of the 5,000,000 shares of Series B preferred stock (retroactive to the reverse recapitalization date, December 27, 2010), the Company issued a note payable to the former owner of Darwin’s 5,000,000 shares of Series B preferred stock, for $500,000. The note is due six months from the effectiveness of the registration statement on Form S-1, bears interest at 12% and has a default interest rate of 17%. The note is secured by all assets of the Company. The Company has accounted for the note as a component of the consideration in the reverse recapitalization with a charge to additional paid in capital.

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

  Year Ended December 31, 2009

  During the year ended December 31, 2009, the Company executed notes payable with officers of the Company totaling $51,626. These advances are non-interest bearing, unsecured and due on demand.

  During 2009 and 2010, the Company repaid $37,866 and $929 of these advances.

  In connection with $12,760 of this debt issued, these advances were in default on April 1, 2011.

  The following summarizes the Company’s related party debt transactions:

Balance – December 31, 2009	$13,760
Proceeds	7,438
Repayments	(929)
Balance – December 31, 2010	20,269
Proceeds	-
Repayments	-
Balance – March 31, 2011	$20,269

  Note Payable - Other

  On September 15, 2010, the Company executed a note for $32,900. The note is due on demand. The note bears interest at 10% and has a default interest of 20%. The note is unsecured.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

  General

  We were originally incorporated on June 24, 1993 in the State of Florida as Vitech America, Inc. for the business purpose of manufacturing and distributing computer equipment in Brazil. Effective December 10, 2010 we changed our name to A Clean Slate, Inc.

  We are now a legal document preparation company with a system for the practice of bankruptcy law, law firm management and the marketing, management and processing of bankruptcy cases in high volume. We have also developed a support system for obtaining information necessary for the preparation of documentation and pleadings necessary for initiating and completing such bankruptcy cases. Both systems are marketed and sold to law firms specializing in bankruptcy law. Our website address is www.vigilantlegalsolutions.com.

  We enter into a services agreement (“Services Agreement”) with each law firm desiring to manage a bankruptcy law practice. Under the terms of the Services Agreement, we customize various documents, forms and programs; including training, coaching and software set up.

  Recent Merger

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

  On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock (the “Redemption”) pursuant to which: (i) the Redemption shall be retroactively effective as of the closing of the Merger, at which time the Preferred Stock was cancelled and retired, (ii) the Redemption Price shall be due and payable in full six months after the effectiveness of this Registration Statement and is secured and collateralized by all of our assets, as more particularly set forth in a Secured Promissory Note (the “Secured Promissory Note”) and a Security Agreement (the “Security Agreement”), and (iii) the holder of the Series B Preferred Stock, Richard Astrom, shall remain as a director until he receives full payment of the Redemption Price, at which time he shall resign. A detailed description of this transaction is set forth in our current report on Form 8-K filed on April 15, 2011, which Form 8-K includes as exhibits the Amendment to Agreement and Plan of Merger, the Secured Promissory Note and the Security Agreement.

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2011
  COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

  Revenues

  Revenues for the three months ended March 31, 2011 were $9,610 compared to $15,695 for the three months ended March 31, 2010; a decrease of $6,085.

  Operating Expenses

  Operating expenses for the three months ended March 31, 2011 were $89,267 compared to $14,217 for the three months ended March 31, 2010; an increase of $75,050. Operating expenses consist entirely of general and administrative expenses which, in turn, consist principally of corporate expenses for legal, accounting and other professional fees. The increase is largely attributable to professional fees associated with the Merger and the preparation and filing of the Registration Statement on Form S-1.

  Interest Expense

  Interest expense for the three months ended March 31, 2011 was $16,325 compared to $0.00 for the three months ended March 31, 2010; an increase of $16,325. The increase was the result of interest expense associated with increased indebtedness. See Financial Statements Note 4 - Debt.

  Net income (loss)

  Net loss for the three months ended March 31, 2011 was $95,982 compared to net income of $1,478 for the three months ended March 31, 2010. The net loss is directly attributable to the increase in operating and interest expenses described above.

  LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2011, we had (i) a working capital deficit and stockholders' deficit of $639,052, (ii) cash on hand of $2,560, (iii) accounts receivable of $5,160 and (iv) total liabilities of $646,772, $500,000 of which is the Secured Promissory Note issued in connection with the Redemption of the Series B Preferred Stock. Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions. Most recently, on December 27, 2010, we completed a Private Placement of 80,000,000 shares of our common stock for proceeds of $100,000. In connection therewith, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with 7 separate investors in which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.

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

  Net cash used in operating activities for the three months ended March 31, 2011 was $4,593. This activity was primarily related to an increase in bad debt expense of $2,253, a decrease of accounts receivable of $1,190, an increase of accounts payable of $74,000 and an increase in accrued interest payable of $16,326. Net cash used in operating activities for the three months ended March 31, 2010 was $212 due primarily to net income of $1,478 compared to net loss of $95,982 for the three months ended March 31, 2011.

  Net cash provided by financing activities was 0 and ($179) for the three months ended March 31, 2011 and 2010, respectively.

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

  Year Ended December 31, 2009

  During the year ended December 31, 2009, we executed notes payable with officers of the Company totaling $51,626. These advances are non-interest bearing, unsecured and due on demand.

  During 2009 and 2010, we repaid $37,866 and $929 of these advances.

  In connection with $12,760 of this debt issued, these advances were in default on April 1, 2011.

  The following summarizes our related party debt transactions:

Balance – December 31, 2009	$13,760
Proceeds	7,438
Repayments	(929)
Balance – December 31, 2010	20,269
Proceeds	-
Repayments	-
Balance – March 31, 2011	$20,269

  Notes Payable - Other

  On September 15, 2010, we executed a note for $32,900. The note is due on demand. The note bears interest at 10% and has a default interest of 20%. The note is unsecured.

  Effective December 27, 2010, in connection with the Redemption of the Series B Preferred Stock we issued to Richard Astrom, our CEO, a note for $500,000. The note is due six month from the effectiveness of the registration statement on Form S-1. The note bears interest at 12% and has a default interest of 17%. The note is secured by all of our assets. We expect payment of this note within one year.

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

  Going Concern

  As reflected in the accompanying financial statements, the Company had a net loss of $95,982 and net cash used in operations of $4,593 for the period ended March 31, 2011; and a working capital deficit and stockholders’ deficit of $639,052 at March 31, 2011.

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

  In response to these problems, management has taken the following actions:

  seeking additional third party debt and/or equity financing, continue with the implementation of the business plan; and
  generate new sales from additional attorneys’

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

  Item 4. Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

  Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of March 31, 2011. Management’s assessment identified the following material weaknesses:

  As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.
  As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

    We will document a formal code of ethics.
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

  Subsequent to March 31, 2011, we have undertaken the following steps to address the deficiencies stated above:

  Commenced the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

  We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

  Item 1A. Risk Factors

  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

  Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

  Item 3. Defaults Upon Senior Securities

  none

  Item 4. (Removed and Reserved).

  Item 5. Other Information

  none

  Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  By: /s/ RICHARD ASTROM

  Name: Richard Astrom
  Title: Chief Executive Officer, Director (principal financial officer and principal accounting officer)
  Date: May 23, 2011