Form 10-Q
period 2011-06-30
Clean Slate, Inc.
filed 2011-08-19
CIK 1021282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 000-21369

A CLEAN SLATE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1762478
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1750 Osceola Blvd., West Palm Beach, Florida	33409
(Address of principal executive offices)	(zip code)

(561) 899-3529
 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  Yes ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 18, 2011, there were 450,020,635 shares of the Registrant's Common Stock outstanding.

A CLEAN SLATE, INC.
For The Quarterly Period Ended June 30, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

A Clean Slate, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets

Current Assets
Cash	$5,908	$7,153
Accounts receivable	4,349	6,223
Total Current Assets	$10,257	$13,376

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$80,048	$798
Accrued interest payable	35,130	2,479
Notes payable	45,710	32,900
Notes payable - related parties	551,254	520,269
Total Current Liabilities	712,142	556,446

Stockholders' Deficit
Series A Preferred Stock, $0.000001 par value, 3,000,000 shares authorized;
none issued and outstanding	-	-
Series B Preferred Stock, $0.000001 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.000001 par value, 500,000,000 shares authorized;
450,020,635 shares issued and outstanding	450	450
Additional paid in capital	(475,072)	(475,072)
Accumulated deficit	(227,263)	(68,448)

Total Stockholders' Deficit	(701,885)	(543,070)

Total Liabilities and Stockholders' Deficit	$10,257	$13,376

A Clean Slate, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$14,784	$15,940	$24,394	$31,635

General and administrative expenses	61,292	14,255	150,559	28,471

Income (loss) from operations	(46,508)	1,685	(126,165)	3,164

Interest expense	(16,325)	-	(32,650)	-

Net income (loss)	$(62,833)	$1,685	$(158,815)	$3,164

Income (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding
during the period - basic and diluted	450,020,635	369,020,635	450,020,635	369,020,635

A Clean Slate, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(158,815)	$3,164
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Bad debt expense	2,253	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	(379)	(2,580)
Increase in accounts payable	79,250	-
Increase in accrued interest payable	32,651	-
Net Cash Used In Operating Activities	(45,040)	584

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	43,795	-
Repayments of notes payable - related parties	-	(179)
Net Cash Provided By Financing Activities	43,795	(179)

Net Decrease in Cash	(1,245)	405

Cash - Beginning of Period	7,153	2,219

Cash - End of Period	$5,908	$2,624

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

A CLEAN SLATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

The Company has recorded bad debt of $2,253 and $3,470 for the periods ending June 30, 2011 and December 31, 2010, respectively.

The Company had the following concentrations of accounts receivable with customers:

Customer	June 30, 2011	December 31, 2010

A	55%	32%
B	45%	- %
C	-%	32%
D	-%	19%
E	- %	19%

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

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

The Company had the following concentrations of revenues with customers:

Customer	June 30, 2011	December 31, 2010

A	50%	-%
B	27%	12%
C	11%	17%
D	12%	-%
E	- %	33%
F	-%	13%

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

The Company has no common stock equivalents issued or outstanding for June 30, 2011 and December 31, 2010.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have any impact on the Company’s financial statements.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $158,815 and net cash used in operations of $45,040 for the period ended June 30, 2011; and a working capital deficit and stockholders’ deficit of $701,885 at June 30, 2011.

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

In response to these problems, management expects to take the following actions:

•	seeking additional third party debt and/or equity financing; and

•	continue with the implementation of the business plan

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

NOTE 3 REVERSE RECAPITALIZATION

On December 10, 2010, the Company (then known as Vigilant Legal Solutions) executed a reverse recapitalization with Darwin Resources, Inc. (“Darwin”), a then public shell corporation, where the Company was acquired by A Clean Slate Acquisition Corp (“ACSAC”).

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

Period Ended June 30, 2011

On April 14, 2011, the Company issued a note payable with the Chief Executive Officer for $500,000 (See Note 3).  During the quarter ending June 30, 2011, the Chief Executive Officer made payments on behalf of the Company of $43,595 for legal fees.

Year Ended December 31, 2010

In September 2010, the Company executed notes with affiliate companies of the Chief Executive Officer for $7,438.  The notes originally were due April 15, 2011. In April 2011, the notes were amended to become due the later of June 30, 2011, or upon funding of the Company that will provide sufficient working capital.  The notes bear interest at 10% and have default interest of 20%. The notes are unsecured. Financing has not yet been secured to satisfy the repayment of this debt.

Year Ended December 31, 2009

During the year ended December 31, 2009, the Company executed notes payable with officers of the Company totaling $51,626. These advances are non-interest bearing, unsecured and due on demand.

During 2009 and 2010, the Company repaid $37,866 and $929 of these advances.

The following summarizes the Company’s related party debt transactions:

Balance – December 31, 2009	$13,760
Proceeds	7,438
Issuance in connection with recapitalization	500,000
Repayments	(929)
Balance – December 31, 2010	520,269
Proceeds	43,795
Repayments	-
Reclass from related party debt to third party debt	(12,810)
Balance – June 30, 2011	$551,254

(B)	NOTE PAYABLE - OTHER

On September 15, 2010, the Company executed a note for $32,900.  The note is due on demand.  The note bears interest at 10% and has a default interest of 20%. The note is unsecured.

Of the total outstanding debt, $12,670 of the debt was in default as of June 30, 2011.

NOTE 5 STOCKHOLDERS’ DEFICIT

The Company has two designated series of preferred stock.

Series A has been authorized, however, none are issued and outstanding.

Series B has no dividends, preferences, conversion rights or liquidation value. However, this class of stock has voting rights of 1,000 votes per share held.  The Company has no shares issued and outstanding at June 30, 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Revenues

 Revenues for the three months ended June 30, 2011 were $14,784 compared to $15,940 for the three months ended June 30, 2010; a decrease of $1,156.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $61,292 compared to $14,255 for the three months ended June 30, 2010; an increase of $47,037.  Operating expenses consist entirely of general and administrative expenses which, in turn, consist principally of corporate expenses for legal, accounting and other professional fees. The increase is largely attributable to increased legal, accounting and professional fees associated with the Merger and the preparation and filing of the Registration Statement on Form S-1.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $16,325 compared to $0 for the three months ended June 30, 2010; an increase of $16,325. The increase was the result of interest expense associated with increased indebtedness.  See Financial Statements Note 4 - Debt.

Net income (loss)

Net loss for the three months ended June 30, 2011 was $62,833 compared to net income of $1,685 for the three months ended June 30, 2010.  The net loss is directly attributable to the increase in operating and interest expenses described above.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Revenues

 Revenues for the six months ended June 30, 2011 were $24,394 compared to $31,635 for the six months ended June 30, 2010; a decrease of $7,241.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $150,559 compared to $28,471 for the six months ended June 30, 2010; an increase of $122,088.  Operating expenses consist entirely of general and administrative expenses which, in turn, consist principally of corporate expenses for legal, accounting and other professional fees. The increase is largely attributable to increased legal, accounting and professional fees associated with the Merger and the preparation and filing of the Registration Statement on Form S-1.

Interest Expense

Interest expense for the six months ended June 30, 2011 was $32,650 compared to $0 for the six months ended June 30, 2010; an increase of $32,650. The increase was the result of interest expense associated with increased indebtedness.  See Financial Statements Note 4 - Debt.

Net income (loss)

Net loss for the six months ended June 30, 2011 was $158,815 compared to net income of $3,164 for the six months ended June 30, 2010.  The net loss is directly attributable to the increase in operating and interest expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had (i) a working capital deficit and stockholders' deficit of $701,885, (ii) cash on hand of $5,908, (iii) accounts receivable of $4,349 and (iv) total liabilities of $712,142, $500,000 of which is the Secured Promissory Note issued in connection with the Redemption of the Series B Preferred Stock.  Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt, and other debt transactions. Most recently, on December 27, 2010, we completed a Private Placement of 80,000,000 shares of our common stock for proceeds of $100,000. In connection therewith, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with 7 separate investors i n which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.

On April 14, 2011 we entered into an Amendment to Agreement and Plan of Merger with respect to the Redemption of the Series B Preferred Stock pursuant to which, in part, the $500,000 Redemption Price is due and payable in full six months after the effectiveness of the Registration Statement filed with the SEC on Form S-1.  A detailed description of this transaction is set forth in the current report on Form 8-K filed by the Company on April 15, 2011, which Form 8-K includes as exhibits the Amendment to Agreement and Plan of Merger, the Secured Promissory Note and the Security Agreement.

Net cash used in operating activities for the six months ended June 30, 2011 was $45,040.  This activity was primarily related to an increase in bad debt expense of $2,253, a decrease of accounts receivable of $379, an increase of accounts payable of $79,250 and an increase in accrued interest payable of $32,651.  Net cash provided by operating activities for the six months ended June 30, 2010 was $584 due primarily to net income of $3,164, less a decrease in accounts receivable of $2,580.

Net cash provided by financing activities was $43,795 and ($179) for the six months ended June 30, 2011 and 2010, respectively. During the quarter ending June 30, 2011, our Chief Executive Officer made payments on our behalf of $43,595 for legal fees.

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

We have accumulated losses since inception, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We expect our current cash on hand to be sufficient for the three months. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to sa tisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

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

Notes Payable - Related Parties

Period Ended June 30, 2011

On April 14, 2011, we issued a note payable with our Chief Executive Officer for $500,000 (See Note 3 to Financial Statements).  During the quarter ending June 30, 2011, our Chief Executive Officer made payments on our behalf of $43,595 for legal fees.

Year Ended December 31, 2010

In September 2010, we executed notes with affiliate companies of our Chief Executive Officer for $7,438.  The notes originally were due April 15, 2011. In April 2011, the notes were amended to become due the later of June 30, 2011, or upon funding of the Company that will provide sufficient working capital.  The notes bear interest at 10% and have default interest of 20%. The notes are unsecured. Financing has not yet been secured to satisfy the repayment of this debt.

Year Ended December 31, 2009

During the year ended December 31, 2009, we executed notes payable with some of officers totaling $51,626. These advances are non-interest bearing, unsecured and due on demand.

During 2009 and 2010, we repaid $37,866 and $929 of these advances.

The following summarizes our related party debt transactions:

Balance – December 31, 2009	$13,760
Proceeds	7,438
Issuance in connection with recapitalization	500,000
Repayments	(929)
Balance – December 31, 2010	520,269
Proceeds	43,795
Repayments	-
Reclass from related party debt to third party debt	(12,810)
Balance – June 30, 2011	$551,254

Notes Payable - Other

On September 15, 2010, we executed a note for $32,900.  The note is due on demand.  The note bears interest at 10% and has a default interest of 20%. The note is unsecured.  Of the total outstanding debt, $12,670 of the debt was in default as of June 30, 2011.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company's financial statements.

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $158,815 and net cash used in operations of $45,040 for the period ended June 30, 2011; and a working capital deficit and stockholders’ deficit of $701,885 at June 30, 2011.

These factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely deci sions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011. Management’s assessment identified the following material weaknesses:

•
As of June 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•
As of June 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

1.	We will document a formal code of ethics.

2.
We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

3.	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

 We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

       Subsequent to June 30, 2011, we have undertaken the following steps to address the deficiencies stated above:

•	Commenced the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

none

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

none

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2011	By:	/s/ Robert S. Goldman
Robert S. Goldman
Chief Executive Officer
Director (principal financial officer and principal accounting officer)