Form 10-Q
period 2011-09-30
Clean Slate, Inc.
filed 2011-11-21
CIK 1021282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

As of September 30, 2011, there were 450,270,635 shares of the Registrant's Common Stock outstanding.

A CLEAN SLATE, INC.
For The Quarterly Period Ended September 30, 2011

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

PART I- FINANCIAL INFORMATION

Item 1.     Financial Statements

A Clean Slate, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$348	$7,153
Accounts receivable	10,480	6,223
Total Current Assets	$10,828	$13,376

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$93,791	$798
Accrued interest payable	54,315	2,479
Notes payable - related parties	594,031	520,269
Notes payable	68,763	32,900
Total Current Liabilities	810,900	556,446

Stockholders' Deficit
Series A Preferred Stock, $0.000001 par value, 3,000,000 shares authorized;
none issued and outstanding	-	-
Series B Preferred Stock, $0.000001 par value, 5,000,000 shares authorized;
5,000,000 shares issued and outstanding	-	-
Common Stock, $0.000001 par value, 500,000,000 shares authorized;
450,270,635 shares issued and outstanding	450	450
Additional paid in capital	(380,380)	(475,072)
Accumulated deficit	(420,142)	(68,448)

Total Stockholders' Deficit	(800,072)	(543,070)

Total Liabilities and Stockholders' Deficit	$10,828	$13,376

See notes to consolidated financial statements

A Clean Slate, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$15,180	$22,555	$39,574	$54,190

General and administrative expenses	154,201	55,832	304,760	84,303

Loss from operations	(139,021)	(33,277)	(265,186)	(30,113)

Interest expense	(53,858)	-	(86,508)	-

Net loss	$(192,879)	$(33,277)	$(351,694)	$(30,113)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	450,052,893	369,020,635	450,031,624	369,020,635

See notes to consolidated financial statements

A Clean Slate, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351,694)	$(30,113)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	10,000	-
Bad debt expense	2,253	-
Amortization of debt discount	34,673
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(6,510)	(8,825)
Increase in accounts payable	92,993	-
Increase in accrued interest payable	51,836	-
Net Cash Used in Operating Activities	(166,449)	(38,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	53,000	32,900
Repayments of notes payable - related parties	-	6,509
Proceeds from notes payable - related parties	106,644	-
Net Cash Provided by Financing Activities	159,644	39,409

Net Increase (Decrease) in Cash	(6,805)	471

Cash - Beginning of Period	7,153	2,219

Cash - End of Period	$348	$2,690

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Supplemental disclosure of non-cash financing activities:

Beneficial conversion feature	$84,692	$-

See notes to consolidated financial statements

A Clean Slate, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

A Clean Slate, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

The Company has recorded bad debt of $2,253 and $3,470 for the periods ending September 30, 2011 and December 31, 2010, respectively.

The Company had the following concentrations of accounts receivable with customers:

Customer	September 30, 2011	December 31, 2010
A	-%	32%
B	22%	- %
C	66%	32%
D	-%	18%
E	-%	18%
F	11%	-%

A Clean Slate, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

  The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

  Beneficial Conversion Feature

  For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

  When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

  Derivative Liabilities

  Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

  A Clean Slate, Inc. and Subsidiary

  Notes to Consolidated Financial Statements

  September 30, 2011

  (Unaudited)

  Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

  Debt Issue Costs and Debt Discount

  The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

  The Company had the following concentrations of revenues with customers:

Customer	September 30, 2011	September 30, 2010
A	49%	-%
B	25%	11%
C	-%	26%
D	11%	-%
E	-%	26%
F	-%	12%

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

  A Clean Slate, Inc. and Subsidiary

  Notes to Consolidated Financial Statements

  September 30, 2011

  (Unaudited)

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

  The Company has no common stock equivalents issued or outstanding for September 30, 2011 and December 31, 2010.

  Recent Accounting Pronouncements

  There are no new accounting pronouncements that are expected to have any impact on the Company’s financial statements.

  Note 2 Going Concern

  As reflected in the accompanying financial statements, the Company had a net loss of $351,694 and net cash used in operations of $166,449 for the period ended September 30, 2011; and a working capital and stockholders’ deficit of $800,072 at September 30, 2011.

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

  In response to these problems, management expects to take the following actions:

  seeking additional third party debt and/or equity financing; and
  continue with the implementation of the business plan

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

  A Clean Slate, Inc. and Subsidiary

  Notes to Consolidated Financial Statements

  September 30, 2011

  (Unaudited)

  Note 3 Reverse Recapitalization

  On December 10, 2010, the Company (then known as Vigilant Legal Solutions) executed a reverse recapitalization with Darwin Resources, Inc. (“Darwin”), a then public shell corporation, where the Company was acquired by A Clean Slate Acquisiton Corp (“ACSAC”).

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

  On April 14, 2011, in connection with the cancellation and retirement of the 5,000,000 shares of Series B preferred stock (retroactive to the reverse recapitalization date, December 27, 2010), the Company issued a note payable to the former owner of Darwin’s 5,000,000 shares of Series B preferred stock, for $500,000. The note is due six months from the effectiveness of the registration statement on Form S-1 (November 30, 2011), bears interest at 12% and has a default interest rate of 17%. The note is secured by all assets of the Company. The Company has accounted for the note as a component of the consideration in the reverse recapitalization with a charge to additional paid in capital.

  Note 4 Debt

  (A)      Notes Payable - Related Parties

  Period Ended September 30, 2011

  On April 14, 2011, the Company executed a note payable with a directorfor $500,000 (See Note 3).

  During 2011, a director advanced the Company $73,502 These advances are non-interest bearing, unsecured and due on demand.

  A Clean Slate, Inc. and Subsidiary

  Notes to Consolidated Financial Statements

  September 30, 2011

  (Unaudited)

  On August 17, 2011, the Company executed a convertible note for $31,692 with the same director. The note matures on December 15, 2011, and bears interest at 6%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at a conversion price of $0.001/share. As of September 30, 2011, the Company owed $475 in accrued interest on this note.

  Since the fair value of the note on the commitment date was in excess of the proceeds received from the issuance of the note, the discount is capped at $31,692, which is amortized over the life of the debt. For the nine months ended September 30, 2011, the Company amortized $11,620 of debt discount.

  Year Ended December 31, 2010

  In September 2010, the Company executed notes with affiliate companies of the Chief Executive Officer for $7,438. The notes originally were due April 15, 2011. In April 2011, the notes were amended to become due the later of September 30, 2011, or upon funding of the Company that will provide sufficient working capital. The notes bear interest at 10% and have default interest of 20%. The notes are unsecured. Financing has not yet been secured to satisfy the repayment of this debt.

  Year Ended December 31, 2009

  During the year ended December 31, 2009, the Company executed notes payable with officers of the Company totaling $51,626. These advances are non-interest bearing, unsecured and due on demand.

  During 2009 and 2010, the Company repaid $37,866 and $929 of these advances.

  The following summarizes the Company’s related party debt transactions:

Balance – December 31, 2009	$13,760
Proceeds	7,438
Issuance in connection with recapitalization	500,000
Repayments	(929)
Balance – December 31, 2010	520,269
Proceeds	106,644
Repayments	-
Debt Discount	(20,072)
Reclass from related party debt to third party debt	(12,810)
Balance – September 30, 2011	$594,031

  (B)      Note Payable - Other

  On September 15, 2010, the Company executed a note for $32,900. The note is due on demand. The note bears interest at 10% and has a default interest of 20%. The note is unsecured.

  A Clean Slate, Inc. and Subsidiary

  Notes to Consolidated Financial Statements

  September 30, 2011

  (Unaudited)

  On June 15, 2011, the Company executed a convertible note for $53,000. The note matures on February 16, 2012, and bears interest at 6%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at a conversion price of $0.000001/share. As of September 30, 2011, the Company owed $2,385 in accrued interest on this note.

  Since the fair value of the note on the commitment date was in excess of the proceeds received from the issuance of the note, the discount is capped at $53,000, which is amortized over the life of the debt. For the nine months ended September 30, 2011, the Company amortized $23,053 of debt discount.

  Of the total outstanding debt, $12,670 of the debt was in default as of June 30, 2011.

  Note 5 Stockholders’ Deficit

  The Company has two designated series of preferred stock.

  Series A has been authorized, however, none are issued and outstanding.

  Series B has no dividends, preferences, conversion rights or liquidation value. However, this class of stock has voting rights of 1,000 votes per share held. The Company has no shares issued and outstanding at September 30, 2011.

  In September 2011, the Company issued 250,000 shares of common stock for consulting services rendered, having a fair value of $10,000 ($0.04/share), based upon the quoted closing trading price.

  Note 6 Subsequent Events

  In October 2011, the Company issued 667,000 shares of common stock for $48,000 ($0.07/share).

  On October 26, 2011, the Company issued 1,000,000 shares of common stock for consulting services rendered, having a fair value of $25,000 ($0.025/share), based upon the fair value of the services rendered, which was the best evidence of fair value.

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

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2011
  COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

  Revenues

        Revenues for the three months ended September 30, 2011 were $15,180 compared to $22,555 for the three months ended September 30, 2010; a decrease of $7,350. There were more clients that are on payment plans vs. lump sum payers.

  Operating Expenses

       Operating expenses for the three months ended September 30, 2011 were $154,201 compared to $55,832 for the three months ended September 30, 2010; an increase of $98,369. Operating expenses consist entirely of general and administrative expenses which, in turn, consist principally of professional fees. The increase is largely attributable to increased legal, accounting and professional fees associated with the Merger and the preparation and filing of the Registration Statement on Form S-1.

  Interest Expense

       Interest expense for the three months ended September 30, 2011 was $53,858 compared to $0 for the three months ended September 30, 2010; an increase of $53,858. The increase was the result of interest expense associated with indebtedness.

  Net income (loss)

       Net loss for the three months ended September 30, 2011 was $192,879 compared to net loss of $33,277 for the three months ended September 30, 2010; an increase of $159,602. The net loss is directly attributable to the increase in operating and interest expenses described above.

  NINE MONTHS ENDED SEPTEMBER 30, 2011
  COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

  Revenues

        Revenues for the nine months ended September 30, 2011 were $39,574 compared to $54,190 for the nine months ended September 30, 2010; a decrease of $14,616. There were more clients that are on payment plans vs. lump sum payers.

  Operating Expenses

       Operating expenses for the nine months ended September 30, 2011 were $304,760 compared to $84,303 for the nine months ended September 30, 2010; an increase of $220,457. Operating expenses consist entirely of general and administrative expenses which, in turn, consist principally of professional fees. The increase is largely attributable to increased legal, accounting and professional fees associated with the Merger and the preparation and filing of the Registration Statement on Form S-1.

  Interest Expense

       Interest expense for the nine months ended September 30, 2011 was $86,508 compared to $0 for the nine months ended September 30, 2010; an increase of $86,508. The increase was the result of interest expense associated with increased indebtedness.

  Net income (loss)

       Net loss for the nine months ended September 30, 2011 was $351,694 compared to net loss of $30,113 for the nine months ended September 30, 2010; an increase of $321,581. The net loss is directly attributable to the increase in operating and interest expenses described above.

  LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2011, we had (i) a working capital deficit and stockholders' deficit of $800,072, (ii) cash on hand of $348, (iii) accounts receivable of $10,480 and (iv) total liabilities of $810,900, $500,000 of which is the Secured Promissory Note issued to a director in connection with the Redemption of the Series B Preferred Stock. Since our inception, we have historically financed our operations through operating cash flows, as well as the private placement of equity securities and debt. Most recently, on December 27, 2010, we completed a Private Placement of 80,000,000 shares of our common stock for proceeds of $100,000. In connection therewith, we entered into a Stock Purchase Agreement and a Registration Rights Agreement with 7 separate investors in which we issued collectively 80,000,000 shares of our common stock for $0.00125 per share for an aggregate purchase price of $100,000.

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

  Net cash provided by financing activities was $159,644 for the nine months ended September 30, 2011 and 39,409 for 2010, respectively.

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

  Recent Accounting Pronouncements

  None that are expected to affect the Company.

  Going Concern

  As reflected in the accompanying financial statements, we had a net loss of $351,694 and net cash used in operations of $166,449 for the period ended September 30, 2011; and a working capital deficit and stockholders’ deficit of $800,072 at September 30, 2011.

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

       Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of September 30, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011. Management’s assessment identified the following material weaknesses:

  As of September 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.
  As of September 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

  By:  /s/ ROBERT GOLDMAN
   Name: Robert Goldman
  Title: Chief Executive Officer, Director (principal financial officer and principal accounting officer)
  Date: November 21, 2011